Form 10-Q
period 1995-03-31
SIERRA TUCSON COMPANIES INC
filed 1995-05-15
CIK 855272

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                            _______________________

                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                            _______________________


               For the quarterly period ended March 31, 1995

                        Commission File Number 33-31020


                          SIERRA TUCSON COMPANIES, INC.
            (Exact Name of Registrant as Specified in its Charter)




          Delaware                                        86-0589712
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


16500 N. Lago Del Oro Parkway; Tucson, Arizona                       85737
(Address of Principal Executive Offices)                          (Zip Code)


                                  (520) 624-4000
                (Registrant's Telephone Number, including Area Code)


Indicate by X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ X ]  YES     [   ]  NO

As of May 5, 1995, 8,546,884 shares of Common Stock ($.01 par value) were outstanding.

                            PART I -- FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS.

                           Sierra Tucson Companies, Inc.
                       Condensed Consolidated Balance Sheets

                                                 March 31, 1995    Dec. 31, 1994
                                                  (Unaudited)
                                                 --------------    -------------
                  Assets

  Current Assets
    Cash and investments                           $11,870,131      $11,741,278
    Accounts receivable, net                           923,125        1,115,941
    Accounts receivable in settlement                     -           1,667,055
    Deferred income taxes                              315,000          315,000
    Income taxes receivable                          4,539,401        4,507,575
    Prepaid and other                                  735,890          563,210
                                                   -----------       ----------
      Total current assets                          18,383,547       19,910,059
                                                   -----------       ----------

    Property and equipment, net                     21,875,892       22,075,192
    Long-term investments                            9,872,242        8,799,363
    Long-term receivables, net                         333,698          185,277
    Other assets and deposits                          279,354            1,986
                                                   -----------      -----------
                                                   $50,744,733      $50,971,877
                                                   ===========      ===========

                  Liabilities and Stockholders' Equity

  Current Liabilities
    Accounts payable and accrued expenses          $ 1,415,165      $ 1,603,689
    Deposits                                           293,279          231,175
                                                   -----------      -----------
      Total current liabilities                      1,708,444        1,834,864

  Long-term debt and financing obligation            1,120,268        1,181,714

Stockholders' Equity
  Common stock                                          85,469           84,969
  Additional paid-in capital                        43,418,677       43,262,927
  Retained earnings                                  4,597,682        5,006,457
  Accumulated unrealized investment losses            (185,807)        (399,054)
                                                   -----------      -----------
    Total stockholders' equity                      47,916,021       47,955,299
                                                   -----------      -----------
                                                   $50,744,733      $50,971,877
                                                   ===========      ===========

                         Sierra Tucson Companies, Inc.
               Condensed Consolidated Statements of Operations

                                                            Three months ended
                                                                 March 31
                                                                (Unaudited)
                                                        ---------------------------
                                                            1995            1994
                                                        -----------     -----------
Revenue
   Net Revenue - Sierra Tucson, Inc.                    $2,955,856      $2,440,534
   Net Revenue - Onsite at Sierra Tucson, Inc.             312,129            -
   Other                                                   666,654         371,114
                                                        -----------     -----------
          Total Revenue                                  3,934,639       2,811,648

Operating Expenses
 Salaries and Related Benefits                           1,952,339       2,097,573
   General and Administrative                            1,975,994       1,681,990
   Interest                                                 27,736           3,803
   Depreciation and Amortization                           387,345         349,019
                                                        -----------     -----------
         Total Operating Expenses                        4,343,414       4,132,385
                                                        -----------     -----------
Loss Before Income Taxes                                  (408,775)     (1,320,737)

Income Tax Benefit                                            -           (517,304)
                                                        -----------     -----------
Net Loss                                                 $(408,775)      $(803,433)
                                                        ===========     ===========

Weighted Average Common Shares                           8,540,217       8,496,884
                                                        ===========     ===========

Net Loss Per Common Share                                  $ (0.05)        $ (0.09)
                                                        ===========     ===========

                         Sierra Tucson Companies, Inc.
                     Consolidated Statement of Cash Flows
                                (Unaudited)

                                                                Three months ended
                                                                     March 31
                                                                   (Unaudited)
                                                          -----------------------------
                                                               1995             1994
                                                          ------------     ------------
Operating Activities:
  Net loss                                                $  (408,775)     $  (803,433)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                           387,345          349,019
      Provision for bad debts                                  71,628          202,759
      Changes in operating assets and liabilities:
        Accounts receivable and long-term receivables       1,639,822        1,131,463
        Prepaid and other assets                             (138,975)         167,753
        Accounts payable and accrued expenses                (227,353)        (715,008)
        Reserve for litigation charges                           -          (5,500,000)
        Income taxes receivable                               (31,826)        (396,401)
                                                          ------------     ------------
Net Cash Provided by (Used in) Operating Activities         1,291,866       (5,563,848)
                                                          ------------     ------------
Investing Activities:
  Purchases of property and equipment, net                   (165,179)        (193,204)
  Purchase of Onsite Training & Consulting,
    net of cash acquired                                      (66,238)            -
  Sale of long-term investments                               140,368        4,539,770
  Purchase of long-term investments                        (1,000,000)      (2,523,672)
                                                          ------------     ------------
Net Cash (Used in) Provided by Investing Activities        (1,091,049)       1,822,894
                                                          ------------     ------------
Financing Activities:
  Reduction of long-term debt and financing obligation        (71,964)            (914)
                                                          ------------     ------------
Net Cash Used in Financing Activities                         (71,964)            (914)
                                                          ------------     ------------
Increase (Decrease) in Cash and Short-term Investments        128,853       (3,741,868)

Cash and Short-term Investments, Beginning of Period       11,741,278       13,990,245
                                                          ------------     ------------
Cash and Short-term Investments, End of Period            $11,870,131      $10,248,377
                                                          ============     ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sierra Tucson Companies, Inc. annual report on Form 10-K for the year ended December 31, 1994.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Sierra Tucson Companies, Inc. (the "Company") conducts its operations through separate operating divisions and wholly owned subsidiaries. A subsidiary, Sierra Tucson, Inc.,operates an inpatient program business specializing in treating substance abuse and a broad range of mental health disorders, including eating disorders. Onsite Training and Consulting, Inc., a subsidiary acquired in January 1995, offers short-term therapeutic workshops. Each line of business offers safe, expertly staffed treatment experiences. Each integrates philosophies and methodologies from psychological, family systems and self-help approaches into comprehensive and effective treatment experiences. Each emphasizes a non-judgmental, non-blaming approach to the healing process which encourages patients and clients to recognize and break through their denial in an atmosphere conducive to long-term recovery.

Sierra Tucson, Inc. and its patients continue to experience significant pressure from third party payors and managed care organizations to restrict access to and payment for treatment services offered. The Company expects this trend to continue throughout 1995. The results of the first quarter do reflect, however, a positive trend to attract and retain a higher percentage of cash paying customers. In the first quarter of 1995 approximately 62% of patient revenue was derived from individual patient payments, while only 38% of patient revenue was derived from insurance companies and other third party payors.

Onsite Training and Consulting, Inc. ("Onsite") offers short-term, intensive, experienced-based programs designed to provide a range of services including professional development, life-enhancing workshops, and family issues treatment. Onsite receives all of its revenues directly from its participants and not from third party payors. The Company's existing Quality of Life WorkshopsTM were incorporated into the Onsite menu of programs during the first quarter of 1995.

As announced on April 25, 1995, the Company is establishing a new line of business which will provide a unique life enhancing experience combining elements of stress management, self discovery and recreational choices offered in a leisure destination environment. This new line of business is expected to open during the fourth quarter of 1995. It is unknown at this time what specific financial impact this new line of business will have on the Company's results for the year ended December 31, 1995 (see "Liquidity and Capital Resources").

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1995 COMPARED TO QUARTER ENDED MARCH 31, 1994

The significant changes in financial results for the three months ended March 31, 1995, as compared to the corresponding quarter of 1994 are as follows:

- - - - - -    Average daily census increased by 7 or 15%.
- - - - - -    Total revenue increased by $1,122,991 or 40%.
- - - - - -    Total operating expenses increased by $211,029 or 5%.
- - - - - -    Salaries and related benefits decreased by $145,234 or 7%.
- - - - - -    General and administrative costs increased by $294,004 or 17%.
- - - - - -    The net loss decreased by $394,658 or 49%.

Total revenue increased 40% in the first quarter of 1995 to $3.9 million, up $1.1 million over the first quarter of 1994. Approximately 46% of the revenue increase was due to a 15% increase in patient census levels. Activity related to the recent Onsite acquisition accounted for approximately 28% of the revenue increase. The remaining increase was primarily due to the combination of higher investment yields, resulting in an increase in investment income of $134,144, and a negotiated settlement of disputed receivables which resulted in excess collections of $233,282. The excess collections relates to reimbursement of collection costs for settling the disputed accounts.

Salaries and related benefits have declined as a percentage of total revenues as a result of the management of professional staffing levels in response to changing census levels. Salaries and related benefits were approximately 50% of total revenue for the three month period ended March 31, 1995, as compared to 75% for the comparable period of 1994.

General and administrative expenses have continued to decline as a percentage of total revenues as a result of the Company's cost control programs. General and administrative expenses as a percentage of total revenues were approximately 50% for the three month period ended March 31, 1995 as compared to 60% for the comparable period of 1994. Most of the $294,004 increase in general and administrative expenses is attributed to normal operating expenses incurred by Onsite, which was acquired in January, 1995.

Depreciation and amortization increased $38,326, or 11%, as a result of the Onsite acquisition in the first quarter of 1995 and the acquisition of computer equipment and software in the second half of 1994.

The loss before taxes decreased $911,962 from the corresponding quarter in 1994 to $408,775, and the net loss decreased from the corresponding quarter in 1994 by $394,658 or 49%.


LIQUIDITY & CAPITAL RESOURCES

The Company continues to preserve its capital resources and liquidity position. On March 31, 1995, the Company had a working capital ratio of 10.8:1 and working capital of $16.7 million. The total cash and investments balance (including short and long term investments) is $21,742,373 at March 31, 1995. This represents an increase of $1,201,732 (6%) over the amount at December 31, 1994. Cash flows provided by operations was $1,291,866 for the three month period ended March 31, 1995 as compared to ($5,563,848) used in operations in the first quarter of 1994, which included the $5.5 million to fund the class action settlement.

On April 25, 1995, the Company announced plans for an initial $5.5 million capital expenditure commitment for the establishment of a new wellness and life enhancement line of business. While the Company anticipates additional significant and as yet undetermined pre-opening costs in connection with the establishment of the new line of business, it is expected that available cash and investments will be sufficient to meet the Company's existing normal operating requirements as well as research and development, pre-opening costs, and capital expenditures related to the establishment of this and other new lines of businesses over the near term.


PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

                                    NONE

ITEM 2. CHANGES IN SECURITIES.

                                NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                NOT APPLICABLE

ITEM 5. OTHER INFORMATION.

                                NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits.

              Financial Data Schedule - See Exhibit Index

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   May   15, 1995                        SIERRA TUCSON COMPANIES, INC.


                                               BY:  /s/ John H. Schmitz
                                                    ----------------------------
                                                    JOHN H. SCHMITZ,
                                                    President and Chief
                                                    Executive Officer



                                               BY:  /s/ Julie S. McBride
                                                    ----------------------------
                                                    JULIE S. McBRIDE
                                                    Director of Accounting and
                                                    Principal Accounting Officer

                                EXHIBIT INDEX


Exhibit No.                      Description
- - - - - -----------                      -----------

    27                     Financial Data Schedule