Form 10-Q
period 1995-06-30
SIERRA TUCSON COMPANIES INC
filed 1995-08-14
CIK 855272

               UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from           to
                                          ---------    ---------.

                        Commission File Number: 0-17969
                                                --------

                         SIERRA TUCSON COMPANIES, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                      86-0589712
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


16500 N. Lago Del Oro Parkway, Tucson, Arizona               85739
----------------------------------------------               -----
(Address of Principal Executive Offices)                   (Zip Code)


                                  (520) 624-4000
              ---------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


                                  No Changes
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.  /X/  YES   / /  NO

On August 1, 1995, there were 8,546,884 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 12 of all exhibits filed as a part of this report.

                         SIERRA TUCSON COMPANIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                         PAGE
                                                                                                       ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1995 (unaudited)
             and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

           Unaudited Condensed Consolidated Statements of Operations for the three and
             six month periods ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the six
             month periods ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .    5

           Unaudited Notes to the Condensed Consolidated Financial Statements . . . . . . . . . . . .    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .   12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         SIERRA TUCSON COMPANIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,         December 31,
                                                                   1995                1994
                                                                -----------       -------------
                                                                (Unaudited)
Assets
  Current Assets:
    Cash and investments  . . . . . . . . . . . . . . . . . .   $11,543,609        $11,741,278
    Accounts receivable, net  . . . . . . . . . . . . . . . .       735,913          1,115,941
    Accounts receivable in settlement . . . . . . . . . . . .            --          1,667,055
    Deferred income tax benefit . . . . . . . . . . . . . . .       315,000            315,000
    Income taxes receivable   . . . . . . . . . . . . . . . .            --          4,507,575
    Prepaid and other assets  . . . . . . . . . . . . . . . .       594,721            563,210
                                                                -----------        -----------

      Total current assets  . . . . . . . . . . . . . . . . .    13,189,243         19,910,059

  Property and equipment, net   . . . . . . . . . . . . . . .    22,086,809         22,075,192
  Long-term investments . . . . . . . . . . . . . . . . . . .    15,204,558          8,799,363
  Long-term receivables, net  . . . . . . . . . . . . . . . .       364,331            185,277
  Other assets and deposits     . . . . . . . . . . . . . . .       334,795              1,986
                                                                -----------        -----------

      Total assets  . . . . . . . . . . . . . . . . . . . . .   $51,179,736        $50,971,877
                                                                ===========        ===========

Liabilities and Stockholders' Equity
  Current Liabilities:
    Accounts payable and accrued liabilities  . . . . . . . .   $ 3,096,617        $ 1,603,689
    Deposits  . . . . . . . . . . . . . . . . . . . . . . . .       310,806            231,175
                                                                -----------        -----------

      Total current liabilities   . . . . . . . . . . . . . .     3,407,423          1,834,864

  Long-term debt and financing obligation . . . . . . . . . .     1,097,016          1,181,714
                                                                -----------        -----------

      Total liabilities . . . . . . . . . . . . . . . . . . .     4,504,439          3,016,578
                                                                -----------        -----------

  Commitments and contingent liabilities  . . . . . . . . . .            --                 --

  Stockholders' Equity:
    Common stock  . . . . . . . . . . . . . . . . . . . . . .        85,469             84,969
    Additional paid-in capital  . . . . . . . . . . . . . . .    43,418,677         43,262,927
    Retained earnings . . . . . . . . . . . . . . . . . . . .     3,349,182          5,006,457
    Accumulated unrealized investment losses  . . . . . . . .      (178,031)          (399,054)
                                                                -----------        -----------

      Total stockholders' equity  . . . . . . . . . . . . . .    46,675,297         47,955,299
                                                                -----------        -----------

      Total liabilities and stockholders' equity  . . . . . .   $51,179,736        $50,971,877
                                                                ===========        ===========

                         SIERRA TUCSON COMPANIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   -------------------------    ---------------------------
                                                       1995          1994           1995            1994
                                                   -----------    ----------    -----------     -----------
Revenue:
  Net revenue - Sierra Tucson, Inc.   . . . . . .  $ 2,765,443    $2,783,605    $ 5,721,299     $ 5,224,138
  Net revenue - Onsite at Sierra Tucson, Inc. . .      329,653            --        641,782              --
  Other revenue   . . . . . . . . . . . . . . . .      711,226       366,504      1,377,880         737,619
                                                   -----------    ----------    -----------     -----------

         Total revenue  . . . . . . . . . . . . .    3,806,322     3,150,109      7,740,961       5,961,757
                                                   -----------    ----------    -----------     -----------

Operating expenses:
  Salaries and related benefits   . . . . . . . .    1,878,356     1,828,090      3,830,695       3,925,663
  General and administrative  . . . . . . . . . .    1,930,539     1,775,685      3,906,533       3,457,675
  Business expansion costs  . . . . . . . . . . .      828,326            --        828,326              --
  Interest expense  . . . . . . . . . . . . . . .       22,105         3,995         49,841           7,798
  Depreciation and amortization   . . . . . . . .      395,496       369,438        782,841         718,457
                                                   -----------    ----------    -----------     -----------

         Total operating expenses . . . . . . . .    5,054,822     3,977,208      9,398,236       8,109,593
                                                   -----------    ----------    -----------     -----------


Loss before income tax benefit  . . . . . . . . .   (1,248,500)     (827,099)    (1,657,275)     (2,147,836)

Income tax benefit  . . . . . . . . . . . . . . .           --       195,254             --         712,558
                                                   -----------    ----------    -----------     -----------

Net loss  . . . . . . . . . . . . . . . . . . . .  $(1,248,500)   $ (631,845)   $(1,657,275)    $(1,435,278)
                                                   ===========    ==========    ===========     ===========

Weighted average shares of common
  stock outstanding   . . . . . . . . . . . . . .    8,546,884     8,496,884      8,543,551       8,496,884
                                                   ===========    ==========    ===========     ===========

Net loss per share of common stock  . . . . . . .  $      (.15)   $     (.07)   $      (.19)    $      (.17)
                                                   ===========    ==========    ===========     ===========

                         SIERRA TUCSON COMPANIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended
                                                                           June 30,
                                                               -------------------------------
                                                                   1995               1994
                                                               ------------        -----------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,657,275)       $(1,435,278)
Adjustments to reconcile net loss to cash provided
  by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .       782,841            718,457
    Provision for bad debts . . . . . . . . . . . . . . . . .       122,392            420,679
Changes in operating assets and liabilities net of effects
  from acquisitions:
  Decrease (increase) in assets:
    Accounts receivable and long-term receivables . . . . . .     1,745,636          1,196,779
    Prepaid and other assets  . . . . . . . . . . . . . . . .         2,570              6,344
  Increase (decrease) in liabilities:
    Accounts payable and accrued liabilities  . . . . . . . .     1,471,626           (439,446)
    Reserve for litigation charges  . . . . . . . . . . . . .            --         (5,673,268)
    Income taxes receivable . . . . . . . . . . . . . . . . .     4,507,575           (591,655)
                                                               ------------        -----------

Net cash provided by (used in) operating activities . . . . .     6,975,365         (5,797,388)
                                                               ------------        -----------

Investing activities:
  Purchases of property and equipment, net  . . . . . . . . .      (763,959)          (498,619)
  Business acquisitions, net of cash acquired . . . . . . . .      (129,687)                --
  Purchase of long-term investments . . . . . . . . . . . . .   (12,237,563)        (2,923,459)
  Sale of long-term investments . . . . . . . . . . . . . . .     6,053,391          4,343,969
                                                               ------------        -----------

Net cash provided by (used in) investing activities . . . . .    (7,077,818)           921,891
                                                               ------------        -----------

Financing activities:
  Reduction of long-term debt . . . . . . . . . . . . . . . .       (95,216)            (3,934)
                                                               ------------        -----------

Net cash used in financing activities . . . . . . . . . . . .       (95,216)            (3,934)
                                                               ------------        -----------

Net decrease in cash and short-term investments . . . . . . .      (197,669)        (4,879,431)

Cash and short-term investments at beginning of period  . . .    11,741,278         13,990,245
                                                               ------------        -----------

Cash and short-term investments at end of period  . . . . . .  $ 11,543,609        $ 9,110,814
                                                               ============        ===========

                         SIERRA TUCSON COMPANIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto incorporated in Sierra Tucson Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994. The interim unaudited condensed consolidated financial statements as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Sierra Tucson Companies, Inc. (the "Company") conducts its operations through separate operating divisions and wholly owned subsidiaries. A subsidiary, Sierra Tucson, Inc. ("STI"), operates an inpatient program business specializing in treating substance abuse and a broad range of mental health disorders, including eating disorders. Onsite at Sierra Tucson, Inc. ("Onsite"), the Arizona subsidiary formed to succeed Onsite Training and Consulting, Inc., a Minnesota corporation acquired in January 1995, offers short-term therapeutic workshops. Each line of business offers safe, expertly staffed treatment experiences; integrates philosophies and methodologies from psychological, family systems and self-help approaches into comprehensive and effective treatment experiences while emphasizing a nonjudgmental, non-blaming approach to the healing process which encourages patients and clients to recognize and break through their denial in an atmosphere conducive to long-term recovery.

As announced in April 1995, the Company is expanding its business to include a new division called Miraval(TM). Miraval will be a luxury wellness facility which educates guests on "life-balancing" techniques. The Miraval experience will provide a leisure and educational vacation alternative in a resort-like setting. Personal guides will assist guests in choosing and designing their own personally-tailored programs of stress management, self discovery and recreational activities. Miraval is expected to commence operations during the fourth quarter of 1995.

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six month periods ended June 30, 1995 and 1994. Reference should also be made to the Company's unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Results of Operations

Three Month Period Ended June 30, 1995 Compared to the Three Month Period Ended June 30, 1994

The significant changes in results of operations and cash flow for the three-month period ended June 30, 1995 compared to the same period in 1994 are discussed below. Total operating expenses, the loss before income tax benefit, the net loss and the net loss per share of common stock exclude approximately $828,000 in 1995 business expansion costs for purposes of this presentation.

                                                                     Three Months Ended
                                                                          June 30,
                                                           -------------------------------------
                                                              1995           1994         Change
                                                           ----------     ----------      ------
FINANCIAL RESULTS:
  Total revenue . . . . . . . . . . . . . . . . . . . . .  $3,806,322     $3,150,109       20.8%
  Total operating expense . . . . . . . . . . . . . . . .   4,226,496      3,977,208        6.3
  Loss before income tax benefit  . . . . . . . . . . . .    (420,174)      (827,099)      49.2
  Net loss  . . . . . . . . . . . . . . . . . . . . . . .    (420,174)      (631,845)      33.5
  Loss per share of common stock  . . . . . . . . . . . .        (.05)          (.07)      28.6
  Net cash provided by (used in) operating activities . .   5,683,499       (233,540)        --

OPERATING DATA:
  Patient days - Sierra Tucson, Inc.  . . . . . . . . . .       4,307          4,427        2.7
  Average daily census - Sierra Tucson, Inc.  . . . . . .          47             49        4.1
  Participant days - Onsite at Sierra Tucson, Inc.  . . .       1,843             --         --
  Average daily census - Onsite at Sierra Tucson, Inc.  .          20             --         --
  Combined patient and participant days . . . . . . . . .       6,150          4,427       38.9
  Combined average daily census . . . . . . . . . . . . .          68             49       38.8

The net loss decreased approximately $212,000 and net cash provided by operating activities increased approximately $5.9 million for the three-month period ended June 30, 1995 compared to the same period in 1994. The improvement in the net loss is primarily related to increased earnings on the Company's long-term investments and an adjustment to the Company's provision for bad debts to more accurately reflect the Company's experience. The increase in net cash provided by operating activities is primarily attributable to the Company receiving an income tax refund of approximately $5.9 million in April 1995.

Total revenue increased approximately $660,000 to approximately $3.8 million for the three-month period ended June 30, 1995 compared to the same period in 1994. The changes in total revenue were primarily attributable to the net revenue related to Onsite and higher investment income resulting from the combination of higher investment yields, an increase in the average investment balance of approximately $5.9 million (related to the cash received from an income tax refund) and the recognition of a gain resulting from the sale of certain of the Company's long-term investments.

Excluding approximately $828,000 in 1995 business expansion costs, total operating expense increased approximately $250,000 to approximately $4.2 million for the three-month period ended June 30, 1995 compared to the same period in 1994. The significant components of this increase are discussed in the following two paragraphs.

Although salaries and related benefits increased approximately $50,000 due to additional staffing required as a result of the Onsite acquisition, they have declined as a percentage of total revenues primarily as a result of staffing changes made to correspond to STI's current census levels. Salaries and related benefits were approximately 49% of total revenue for the three-month period ended June 30, 1995 compared to 58% for the comparable period of 1994.

General and administrative expenses increased approximately $155,000 for the three-month period ended June 30, 1995 compared to the same period in 1994 primarily due to an increase in contract labor, a portion of which is attributable to Onsite; an increase in professional fees; an increase in advertising costs resulting from intensified marketing efforts for STI and an increase in operating supplies, a majority of which are attributable to Onsite. These increases were somewhat offset by a decrease in the provision for bad debts to more accurately reflect the Company's experience and a decrease in consulting costs. Although there was an overall increase in these costs, general and administrative expenses have continued to decline as a percentage of total revenues as a result of the Company's cost control programs. General and Administrative expenses as a percentage of total revenues were approximately 51% for the three-month period ended June 30, 1995 compared to 56% for the comparable period of 1994.

The Company incurred approximately $828,000 in business expansion costs during the three-month period ended June 30, 1995. These costs are related to the
Company expanding its business to include its new Miraval division.   Miraval
will be a luxury wellness facility which educates guests on "life-balancing" techniques. The Miraval experience will provide a leisure and educational vacation alternative in a resort-like setting. Personal guides will assist guests in choosing and designing their own personally- tailored programs of stress management, self discovery and recreational activities. Approximately $432,000 of these expenditures are related to pilot program research and development activities. Specific areas of expenditures under the pilot program include labor related costs, operating supplies, travel and entertainment, repairs and maintenance, utilities and legal expenditures. Subsequent to the completion of the pilot program research and development activities, the Company made additional expenditures of approximately $396,000 for the continued development and promotion of Miraval. Specific areas of expenditures include advertising, labor related costs and miscellaneous expenditures. Additional expenditures will be incurred during the third and fourth quarters of 1995 but at a significantly higher rate than that which occurred during the first half of 1995.

Six Month Period Ended June 30, 1995 Compared to the Six Month Period Ended June 30, 1994

The significant changes in results of operations and cash flows for the six-month period ended June 30, 1995 compared to the same period of 1994 are discussed below. Total operating expenses, the loss before income tax benefit, the net loss and the net loss per share of common stock exclude approximately $828,000 in 1995 business expansion costs for purposes of this presentation.

                                                                      Six Months Ended
                                                                          June 30,
                                                            ------------------------------------
                                                               1995           1994        Change
                                                            ----------     ----------     ------
FINANCIAL RESULTS:
  Total revenue . . . . . . . . . . . . . . . . . . . . .   $7,740,961     $5,961,757      29.8%
  Total operating expense . . . . . . . . . . . . . . . .    8,569,910      8,109,593       5.7
  Loss before income tax benefit  . . . . . . . . . . . .     (828,949)    (2,147,836)     61.4
  Net loss  . . . . . . . . . . . . . . . . . . . . . . .     (828,949)    (1,435,278)     42.2
  Loss per share of common stock  . . . . . . . . . . . .         (.10)          (.17)     41.2
  Net cash provided by (used in) operating activities . .    6,975,365     (5,797,388)       --

OPERATING DATA:
  Patient days - Sierra Tucson, Inc.  . . . . . . . . . .        8,916          8,429       5.8
  Average daily census - Sierra Tucson, Inc.  . . . . . .           49             47       4.3
  Participant days - Onsite at Sierra Tucson, Inc.  . . .        3,725             --        --
  Average daily census - Onsite at Sierra Tucson, Inc.  .           21             --        --
  Combined patient and participant days . . . . . . . . .       12,641          8,429      50.0
  Combined average daily census . . . . . . . . . . . . .           70             47      48.9

The net loss decreased approximately $606,000 and net cash provided by operating activities increased approximately $12.8 million for the six-month period ended June 30, 1995 compared to the same period in 1994. The improvement in the net loss is primarily related to a higher census level at STI and increased earnings on the Company's long-term investments. The increase in net cash provided by operating activities is primarily attributable to the Company receiving an income tax refund of approximately $5.9 million in April 1995 and the payment of a legal settlement of approximately $5.5 million in the first half of 1994.

Total revenue increased approximately $1,780,000 to approximately $7.7 million for the six-month period ended June 30, 1995 compared to the same period in 1994. The changes in total revenue were primarily attributable to the net revenue related to Onsite; an increase in investment income resulting from the combination of higher investment yields, an increase in the average investment balance of approximately $4.0 million and the recognition of a gain resulting from the sale of certain of the Company's long-term investments; an increase in miscellaneous income related to a negotiated settlement of disputed receivables for the reimbursement of collection costs; and an increase in patient revenue resulting from a higher census level at STI.

Excluding approximately $828,000 in 1995 business expansion costs, total operating expenses increased approximately $460,000 to approximately $8.6 million for the six-month period ended June 30, 1995 compared to the same period in 1994. The significant components of this increase are discussed in the following two paragraphs.

Salaries and related benefits decreased approximately $95,000 for the six-month period ended June 30, 1995 compared to the same period in 1994. This decrease is primarily due to staffing changes made to correspond STI's current census levels and was somewhat offset by the additional staffing required as a result of the Onsite acquisition. Salaries and related benefits were approximately 49% of total revenue for the six-month period ended June 30, 1995 compared to 66% for the comparable period of 1994.

General and administrative expenses increased approximately $450,000 for the six-month period ended June 30, 1995 compared to the same period in 1994 primarily due to an increase in contract labor, a portion of which is attributable to Onsite; an increase in professional fees; an increase in advertising costs resulting from intensified marketing efforts for STI and an increase in operating supplies, a majority of which are attributable to Onsite. These increases were somewhat offset by a decrease in the provision for bad debts to more accurately reflect the Company's experience and a decrease in consulting costs. Although there was an overall increase in these costs, general and administrative expenses have continued to decline as a percentage of total revenues as a result of the Company's cost control programs. General and Administrative expenses as a percentage of total revenues were approximately 50% for the three-month period ended June 30, 1995 compared to 58% for the comparable period of 1994.

The Company incurred approximately $828,000 in business expansion costs during the six-month period ended June 30, 1995. See page 8 of this document for a detailed discussion of these costs.

Liquidity & Capital Resources

The Company's sources of liquidity and capital resources historically have been net cash provided by operating activities, funds available from the liquidation of short and long-term investments and proceeds from offerings of equity securities. In the past, these sources have been sufficient to meet the needs and finance the growth of the Company's business. Net cash provided by operating activities has been primarily affected by census levels and net revenue per patient day. The Company's growth will be dependent upon success in increasing census levels and net revenue per patient day as well as its ability in attracting customers for Miraval.

Management continues to concentrate on managing existing cash reserves and the Company's overall liquidity position. At June 30, 1995, the Company had a working capital ratio of 3.9:1 and working capital of $9.8 million and the Company's total cash and investments (including short and long-term investments) were approximately $26.7 million. This represents an increase of approximately $6.2 million, or 30% when compared to total cash and investments at December 31, 1994. This increase is primarily attributable to the receipt of a tax refund of approximately $5.9 million in the second quarter of 1995. At June 30, 1995, the Company had a strong liquidity position with cash and investments which comprised 52% of the Company's total assets.

In April 1995, the Company announced plans for an initial $5.5 million capital expenditure commitment for the establishment of Miraval. In June 1995 this commitment for capital expenditures was increased to $10.0 million. While the Company anticipates additional significant pre-opening costs in connection with the commencement of operations which will be funded entirely from the Company's existing cash reserves, it is expected that available cash and investments will be sufficient to meet the Company's existing normal operating requirements as well as research and development into other new business opportunities over the near term.

STI and its patients continue to experience significant pressure from third party payors and managed care organizations to restrict access to and payment for treatment services offered. The Company expects this trend to continue throughout 1995. The results of the three and six-month periods ended June 30, 1995 do however, reflect a positive trend to attract and retain a higher percentage of cash paying customers. For the six-month period ended June 30, 1995 approximately 65% of patient revenue was derived from individual patient payments, while only 35% of patient revenue was derived from insurance companies and other third party payors.

Business Outlook

The operating results for the three-month period ended June 30, 1995 reflect a relatively stable patient census level compared to the same period in 1994, while the operating results for the six-month period ended June 30, 1995 reflect an increase of 6% in patient census level when compared to the same period in 1994. Management's continued efforts to maintain expense controls is reflected in the operating results for both periods. Revenue growth and expense controls, including significant improvements in operational efficiencies, have resulted in limiting the Company's net loss (excluding business expansion costs) for the quarter and six months ended June 30, 1995.

In May 1995, construction activities related to Miraval commenced. As a result, certain of the Company's underutilized facilities are being renovated and expanded to accommodate the lodging requirements and the programs and activities offered by Miraval. Because of the nature of the construction activities that are currently underway, certain existing assets and components of existing assets will be retired. Consequently, the Company will take a charge in the third quarter of 1995 when these retirements take place. The Company is currently analyzing these transactions and is unable to accurately estimate the amount of the charge until further work is completed on the Miraval property.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of Stockholders was held on May 26, 1995 when William T. O'Donnell, Jr., and John H. Schmitz were re-elected for three-year
terms as directors.   Joseph R. Cruse, Ronald E. Robison and Neil E. Jenkins
continued their terms as directors. In addition to the re-election of directors, the Company's shareholders also approved an amendment to the 1992 Stock Option Plan with 4,987,924 shareholders voting for the amendment, 1,299,355 shareholders voting against the amendment, 44,514 shareholder abstentions and 1,451,733 broker non-votes. The Company's shareholders also selected Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         NONE


    (b)  Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIERRA TUCSON COMPANIES, INC.
                                      Registrant

DATE:   August 11, 1995               BY:  /s/ JOHN H. SCHMITZ
                                           -------------------------------------
                                           John H. Schmitz,
                                           President and Chief Executive Officer



DATE:   August 11, 1995               BY:  /s/ JULIE S. McBRIDE
                                           -------------------------------------
                                           Julie S. McBride
                                           Director of Accounting
                                           (Principal Accounting Officer)