Form 10-Q
period 1995-09-30
NEXTHEALTH INC
filed 1995-11-14
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from            to           .
                                         -----------   -----------

                         Commission File Number: 0-17969

                                NEXTHEALTH, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                        86-0589712
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

16600 N. Lago Del Oro Parkway, Tucson, Arizona                          85739
----------------------------------------------                        ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (520) 792-5800
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                         Sierra Tucson Companies, Inc.,
              16500 N. Lago Del Oro Parkway, Tucson, Arizona 85739
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

On November 1, 1995, there were 8,555,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 12 of all exhibits filed as a part of this report.

                                NEXTHEALTH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                          PAGE
------------------------------                                                                          ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1995 (unaudited)
             and December 31, 1994...................................................................     3

           Unaudited Condensed Consolidated Statements of Operations for the three and
             nine month periods ended September 30, 1995 and 1994....................................     4

           Unaudited Condensed Consolidated Statements of Cash Flows for the nine
             month periods ended September 30, 1995 and 1994.........................................     5

           Unaudited Notes to the Condensed Consolidated Financial Statements........................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations...........................................................................     7

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................    12

Item 6.    Exhibits and Reports on Form 8-K..........................................................    12

Signatures...........................................................................................    13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NEXTHEALTH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1995             1994
                                                  -------------    ------------
                                                   (Unaudited)
Assets
  Current Assets:
    Cash and cash equivalents ..................   $  5,276,487    $ 11,741,278
    Accounts receivable, net ...................        579,014       1,115,941
    Accounts receivable in settlement ..........              -       1,667,055
    Deferred income taxes ......................        315,000         315,000
    Income taxes receivable ....................              -       4,507,575
    Prepaid and other assets ...................      1,094,056         563,210
                                                   ------------    ------------

      Total current assets .....................      7,264,557      19,910,059

  Property and equipment, net ..................     29,639,492      22,075,192
  Long-term investments ........................     13,930,260       8,799,363
  Long-term receivables, net ...................        243,511         185,277
  Other assets and deposits ....................        324,163           1,986
                                                   ------------    ------------

      Total assets .............................   $ 51,401,983    $ 50,971,877
                                                   ============    ============

Liabilities and Stockholders' Equity
  Current Liabilities:
    Accounts payable and accrued liabilities ...   $  6,800,234    $  1,603,689
    Other current liabilities ..................        291,248         231,175
                                                   ------------    ------------

      Total current liabilities ................      7,091,482       1,834,864

  Long-term debt and financing obligation ......      1,073,065       1,181,714
                                                   ------------    ------------

      Total liabilities ........................      8,164,547       3,016,578
                                                   ------------    ------------

  Commitments and contingent liabilities .......              -               -

  Stockholders' Equity:

    Common stock ...............................         85,514          84,969
    Additional paid-in capital .................     43,440,977      43,262,927
    Retained earnings (deficit) ................       (182,873)      5,006,457
    Unrealized investment losses ...............       (106,182)       (399,054)
                                                   ------------    ------------

      Total stockholders' equity ...............     43,237,436      47,955,299
                                                   ------------    ------------

      Total liabilities and stockholders' equity   $ 51,401,983    $ 50,971,877
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                NEXTHEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                        ----------------------------    ----------------------------
                                                            1995            1994             1995            1994
                                                        ------------    ------------    ------------    ------------
Revenue:
   Net revenue - Sierra Tucson, Inc. ................   $  2,626,291    $  2,407,217    $  8,347,590    $  7,631,355
   Net revenue - Onsite Workshops, Inc. .............        379,092               -       1,020,874               -
   Other revenue ....................................        332,817         322,377       1,710,697       1,059,996
                                                        ------------    ------------    ------------    ------------

         Total revenue ..............................      3,338,200       2,729,594      11,079,161       8,691,351
                                                        ------------    ------------    ------------    ------------

Operating expenses:
   Salaries and related benefits ....................      1,953,021       1,761,535       5,783,716       5,687,198
   General and administrative .......................      1,892,660       2,000,470       5,799,193       5,458,145
   Business expansion costs .........................      2,601,459               -       3,429,785               -
   Interest expense .................................         21,404           3,266          71,245          11,064
   Depreciation and amortization ....................        401,711         375,838       1,184,552       1,094,295
                                                        ------------    ------------    ------------    ------------

         Total operating expenses ...................      6,870,255       4,141,109      16,268,491      12,250,702
                                                        ------------    ------------    ------------    ------------


Loss before income tax benefit ......................     (3,532,055)     (1,411,515)     (5,189,330)     (3,559,351)

Income tax benefit ..................................              -         462,000               -       1,174,558
                                                        ------------    ------------    ------------    ------------

Net loss ............................................   $ (3,532,055)   $   (949,515)   $ (5,189,330)   $ (2,384,793)
                                                        ============    ============    ============    ============

Weighted average shares of common
   stock outstanding ................................      8,548,712       8,496,884       8,545,119       8,496,884
                                                        ============    ============    ============    ============

Net loss per share of common stock ..................   $       (.41)   $       (.11)   $       (.61)   $       (.28)
                                                        ============    ============    ============    ============




















   The accompanying notes are an integral part of these financial statements.

                                NEXTHEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          1995            1994
                                                                      ------------    ------------
Cash flows from operating activities:
  Net loss .......................................................    $ (5,189,330)   $ (2,384,793)
Adjustments to reconcile net loss to cash provided
  by (used in) operating activities:
    Depreciation and amortization ................................       1,184,552       1,106,152
    Provision for bad debts ......................................         154,775         611,987
Changes in operating assets and liabilities net of effects
  from acquisitions:
  Decrease (increase) in assets:
    Accounts receivable and long-term receivables ................       1,990,973       2,167,064
    Prepaid and other assets .....................................        (494,869)        143,985
    Income taxes receivable ......................................       4,507,575          89,456
Increase (decrease) in liabilities:
    Accounts payable and accrued liabilities .....................       5,155,685        (690,980)
    Reserve for litigation charges ...............................               -      (5,696,768)
                                                                      ------------    ------------

Net cash provided by (used in) operating activities ..............       7,309,361      (4,653,897)
                                                                      ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment ............................      (8,709,618)       (526,600)
  Business acquisitions, net of cash acquired ....................        (129,687)              -
  Purchase of long-term investments ..............................     (14,162,563)     (3,806,188)
  Sale of long-term investments ..................................       9,324,538       5,965,511
                                                                      ------------    ------------

Net cash provided by (used in) investing activities ..............     (13,677,330)      1,632,723
                                                                      ------------    ------------

Cash flows from financing activities:
  Exercise of common stock options ...............................          22,345               -
  Reduction of long-term debt and financing obligation ...........        (119,167)         (8,049)
                                                                      ------------    ------------

Net cash used in financing activities ............................         (96,822)         (8,049)
                                                                      ------------    ------------

Net decrease in cash and cash equivalents ........................      (6,464,791)     (3,029,223)

Cash and cash equivalents at beginning of period .................      11,741,278      13,990,245
                                                                      ------------    ------------

Cash and cash equivalents at end of period .......................    $  5,276,487    $ 10,961,022
                                                                      ============    ============








   The accompanying notes are an integral part of these financial statements.

                                NEXTHEALTH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto incorporated in NextHealth, Inc.'s (formerly known as Sierra Tucson Companies, Inc.) Annual Report on Form 10-K for the year ended December 31, 1994. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

NOTE 2 - CHANGE IN NAME OF REGISTRANT

Effective September 28, 1995, the Company changed its name from Sierra Tucson Companies, Inc. to NextHealth, Inc. This change was effected through a short form merger pursuant to Delaware law whereby Sierra Tucson Companies, Inc. merged with Sierra Tucson / Arizona Holding, Inc. ( a wholly owned subsidiary of Sierra Tucson Companies, Inc.). As part of the merger, the surviving entity's name was changed to NextHealth, Inc. The sole purpose of the name change was to establish separate identities for the parent company and each of its operating subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

NextHealth, Inc., formerly known as Sierra Tucson Companies, Inc., (the "Company") conducts its operations through separate operating divisions and wholly owned subsidiaries. A subsidiary, Sierra Tucson, Inc. ("STI"), operates an inpatient treatment center specializing in treating substance abuse and a broad range of mental health disorders. Onsite Workshops, Inc. ("Onsite"), the Arizona subsidiary formed to succeed Onsite Training and Consulting, Inc., a Minnesota corporation acquired in January 1995, offers short-term therapeutic workshops. Each line of business offers safe, expertly staffed treatment experiences; integrates philosophies and methodologies from psychological, family systems and self-help approaches into comprehensive and effective treatment experiences.

As announced in April 1995, the Company is expanding its business to include a new division called MiravalTM. Miraval will be a luxury wellness facility which educates guests on "life-balancing" techniques. The Miraval experience will provide a leisure and educational vacation alternative in a resort-like setting. Personal guides will assist guests in designing their own personally-tailored programs of stress management, self discovery and recreational activities. Miraval will commence operations in mid-November.

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 1995 and 1994. Certain prior year amounts have been reclassified to conform to the presentation used in 1995. Reference should also be made to the Company's unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Results of Operations

Three-Month Period Ended September 30, 1995 Compared to the Three-Month Period Ended September 30, 1994

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended September 30, 1995 compared to the same period in 1994 are discussed below. Total operating expenses, the loss before income tax benefit, the net loss and the net loss per share of common stock exclude approximately $2.6 million in 1995 business expansion costs for purposes of this presentation.

                                                                     Three Months Ended
                                                                        September 30,
                                                         -------------------------------------
                                                             1995           1994        Change
                                                         ------------   ------------   --------
FINANCIAL RESULTS:
  Total revenue ......................................   $ 3,338,200    $ 2,729,594      22.3 %
  Total operating expenses ...........................     4,268,796      4,141,109       3.1
  Loss before income tax benefit .....................      (930,596)    (1,411,515)     34.1
  Net loss ...........................................      (930,596)      (949,515)      2.0
  Net loss per share of common stock .................          (.11)          (.11)      -
  Net cash provided by operating activities ..........       333,996      1,143,491     (70.8)

OPERATING DATA:
  Patient days - Sierra Tucson, Inc. .................         4,266          3,873      10.2
  Average daily census - Sierra Tucson, Inc. .........          46.4           42.1      10.2
  Participant days - Onsite Workshops, Inc. ..........         2,137              -       -
  Average daily census - Onsite Workshops, Inc. ......          23.2              -       -
  Combined patient and participant days ..............         6,403          3,873      65.3
  Combined average daily census ......................          69.6           42.1      65.3

Total revenue increased approximately $609,000 to approximately $3.3 million for the three-month period ended September 30, 1995 compared to the same period in 1994. The growth in total revenue was primarily attributable to a 10% increase in patient census levels at STI and the addition of net revenue related to Onsite.

Excluding approximately $2.6 million in 1995 business expansion costs, total operating expense increased approximately $128,000 to approximately $4.3 million for the three-month period ended September 30, 1995 compared to the same period in 1994. The significant components of this increase are discussed in the following two paragraphs.

Salaries and related benefits increased approximately $191,000 primarily due to market related compensation adjustments made for certain members of STI's clinical staff, additional full and part-time staffing required to facilitate the increase in STI's patient census levels and additional staffing required as a result of the Onsite acquisition somewhat offset by a decrease in corporate salaries and related benefits. Although salaries and related benefits increased as a period cost, they have declined as a percentage of total revenue to approximately 59% of total revenue for the three-month period ended September 30, 1995 compared to 65% for the comparable period of 1994.

General and administrative expenses decreased approximately $108,000 for the three-month period ended September 30, 1995 compared to the same period in 1994. The decrease was primarily attributable to a decrease in the provision for bad debts to reflect the Company's collection experience and a decrease in consulting expense related to the Company retaining full-time employees to fulfill its labor requirements. These decreases were somewhat offset by an increase in advertising costs resulting from intensified marketing efforts for STI; increases in contract labor, professional fees, travel and entertainment and operating supplies, all of which are attributable to the Company's growth efforts including the acquisition of Onsite. General and administrative expenses have also continued to decline as a percentage of total revenue as a result of the Company's cost control programs. General and Administrative expenses as a percentage of total revenue were approximately 57% for the three-month period ended September 30, 1995 compared to 73% for the comparable period of 1994.

The Company incurred approximately $2.6 million in business expansion costs during the three-month period ended September 30, 1995. These costs are related to the Company's Miraval division. Approximately $87,000 of these expenditures are related to pilot program research and development activities. Specific areas of expenditures under the pilot program include labor related costs, operating supplies, travel and entertainment, repairs and maintenance, utilities and legal expenditures. In addition to costs incurred in the pilot program research and development activities, the Company made additional period expenditures of approximately $2.5 million for the continued development and promotion of Miraval. Specific areas of expenditures include advertising, labor related costs (including consulting arrangements and contract labor) and other miscellaneous operating expenditures. These operating expenditures, which are intended to provide support for the commencement of operations, will continue during the fourth quarter of 1995 and into 1996 but at a somewhat higher rate than that which occurred through September 30, 1995.

Nine-Month Period Ended September 30, 1995 Compared to the Nine-Month Period Ended September 30, 1994

The significant changes in results of operations and net cash provided by (used in) operating activities for the nine-month period ended September 30, 1995 compared to the same period of 1994 are discussed below. Total operating expenses, the loss before income tax benefit, the net loss and the net loss per share of common stock exclude approximately $3.4 million in 1995 business expansion costs for purposes of this presentation.

                                                                        Nine Months Ended
                                                                          September 30,
                                                           ----------------------------------------
                                                               1995            1994         Change
                                                           ------------    ------------    --------
FINANCIAL RESULTS:
  Total revenue ........................................   $ 11,079,161    $  8,691,351      27.5 %
  Total operating expenses .............................     12,838,706      12,250,702       4.8
  Loss before income tax benefit .......................     (1,759,545)     (3,559,351)     50.6
  Net loss .............................................     (1,759,545)     (2,384,793)     26.2
  Net loss per share of common stock ...................           (.21)           (.28)     25.0
  Net cash provided by (used in) operating activities...      7,309,361      (4,653,897)      -

OPERATING DATA:
  Patient days - Sierra Tucson, Inc. ...................         13,182          12,302       7.1
  Average daily census - Sierra Tucson, Inc. ...........           48.3            45.1       7.1
  Participant days - Onsite Workshops, Inc. ............          5,862               -         -
  Average daily census - Onsite Workshops, Inc. ........           21.5               -         -
  Combined patient and participant days ................         19,044          12,302      54.8
  Combined average daily census ........................           69.8            45.1      54.8


The net loss decreased approximately $625,000 and net cash provided by operating activities increased approximately $12.0 million for the nine-month period ended September 30, 1995 compared to the same period in 1994. The improvement in the net loss is primarily related to a higher census level at STI, increased earnings on the Company's long-term investments and the Company's success in implementing and maintaining cost controls. The increase in net cash provided by operating activities is primarily attributable to the receipt of a significant income tax refund, the settlement of litigation and the settlement of certain long outstanding disputed accounts.

Total revenue increased approximately $2.4 million to approximately $11.1 million for the nine-month period ended September 30, 1995 compared to the same period in 1994. The changes in total revenue were primarily attributable to the net revenue related to Onsite; an increase in investment income resulting from the combination of higher investment yields, an increase in the average investment balance and the recognition of net gains resulting from the sale of certain of the Company's long-term investments; an increase in miscellaneous income related to a negotiated settlement of disputed receivables for the reimbursement of collection costs; and an increase in patient revenue resulting from a higher census level at STI.

Excluding approximately $3.4 million in 1995 business expansion costs, total operating expenses increased approximately $588,000 to approximately $12.8 million for the nine-month period ended September 30, 1995 compared to the same period in 1994. The significant components of this increase are discussed in the following two paragraphs.

Salaries and related benefits increased approximately $97,000 primarily due to additional staffing required as a result of the Onsite acquisition somewhat offset by a decrease in corporate salaries and related benefits. While salaries and related benefits increased as a period cost, they have declined as a percentage of total revenue to approximately 52% of total revenue for the nine-month period ended September 30, 1995 compared to 65% for the comparable period of 1994.

General and administrative expenses increased approximately $341,000 for the nine-month period ended September 30, 1995 compared to the same period in 1994 primarily due to an increase in advertising costs, including postage and mailing list costs, resulting from intensified marketing efforts for STI; increases in contract labor, professional fees, operating and office supplies, repairs and maintenance and travel and entertainment, all of which are attributable to the Company's growth efforts including the acquisition of Onsite. These increases were somewhat offset by a decrease in the provision for bad debts to reflect the Company's collection experience and a decrease in consulting expense related to the Company retaining full-time employees to fulfill its labor requirements. Although there was an overall increase in these costs, general and administrative expenses have continued to decline as a percentage of total revenues as a result of the Company's cost control programs. General and administrative expenses as a percentage of total revenues were approximately 52% for the nine-month period ended September 30, 1995 compared to 63% for the comparable period of 1994.

The Company incurred approximately $3.4 million in business expansion costs during the nine-month period ended September 30, 1995. See page 8 of this document for a detailed discussion of these costs.

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

As of September 30, 1995 the Company expended or was committed to expend approximately $15.5 million of its existing cash reserves to complete construction of the Miraval property. At September 30, 1995, the Company has expended approximately $8.2 million of this commitment. Additionally, significant expenditures will be required to support the operations of Miraval up until the time of self-sufficiency. As a result of these capital and operating expenditures, the Company's current cash reserves will decrease. The Company is assessing future liquidity requirements related to supporting its operational needs and plans for future growth. Management believes that available cash and investments will be sufficient to meet the Company's existing normal operating requirements over the near term. Management is investigating available alternatives to secure additional capital to meet its future liquidity needs and to fund growth opportunities.

Management continues to focus on managing existing cash reserves and the Company's overall liquidity position. At September 30, 1995, the Company had a working capital ratio of 1:1 and working capital of approximately $173,000 and the Company's cash and investments (including short and long-term investments) were approximately $19.2 million. This represents a decrease of approximately $1.3 million, or 6.5% when compared to total cash and investments at December 31, 1994. This decrease is primarily attributable to internally funded capital expenditures and business expansion costs related to Miraval which were somewhat offset by net cash provided by operating activities.
At September 30, 1995, the Company had a strong liquidity position with cash and investments which comprised 37% of the Company's total assets.

STI and its patients continue to experience significant pressure from third party payors and managed care organizations to restrict access to and payment for treatment services offered. The Company expects this trend to continue throughout 1995. The results of the three and nine-month periods ended September 30, 1995 do however, reflect a positive trend to attract and retain a higher percentage of cash paying customers. For the nine-month period ended September 30, 1995 approximately 65% of patient revenue was derived from individual patient payments, while only 35% of patient revenue was derived from insurance companies and other third party payors.

Business Outlook

The operating results for the three and nine-month periods ended September 30, 1995 reflect an increase of 10% and 7%, respectively, in patient census level, when compared to the corresponding periods in 1994. Management's continued efforts to maintain expense controls are reflected in the operating results for both periods. Revenue growth and expense controls, including significant improvements in operational efficiencies, have resulted in limiting the Company's net loss (excluding business expansion costs) for the three and nine-month periods ended September 30, 1995.

In May 1995, construction activities related to Miraval commenced. As a result, certain of the Company's facilities are being renovated and expanded to accommodate the lodging requirements and the programs and activities offered by Miraval. Because of the nature of the construction activities that are currently underway, certain existing assets and components of existing assets will be retired. Consequently, the Company will take a charge in the fourth quarter of 1995 when these retirements take place.

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

            NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NextHealth, Inc.
                                -------------------------------------
                                Registrant

DATE:   November 14, 1995       BY:  /s/ John H. Schmitz
                                -------------------------------------
                                JOHN H. SCHMITZ,
                                President and Chief Executive Officer

DATE:   November 14, 1995       BY:  /s/ David W. Vreeman
                                -------------------------------------
                                DAVID W. VREEMAN
                                Controller, Sierra Tucson, Inc.
                                (Principal Accounting Officer, NextHealth, Inc.)