Form 10-K405
period 1995-12-31
NEXTHEALTH INC
filed 1996-04-16
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended December 31, 1995 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __________ to __________

                         Commission File Number: 0-17969

                                NEXTHEALTH, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     86-0589712
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

16600 N. Lago Del Oro Parkway, Tucson, Arizona              85739
  (Address of Principal Executive Offices)               (Zip Code)

                                 (520) 792-5800
              (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES   [   ] NO

On April 1, 1996, the aggregate market value of voting common stock held by non-affiliates of the registrant was $17,971,371 based on the closing price of the registrant's common stock as reported on the NASDAQ/National Market System on such date. For purposes of the preceding sentence only, all directors and executive officers of the registrant are assumed to be affiliates.

On April 1, 1996, there were 8,554,938 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 31, 1996.

Indicate by check mark if disclosure of delinquent fliers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Reference is made to the listing beginning on page 35 of all exhibits filed as a part of this report.

                              TABLE OF CONTENTS

PART I                                                                                                                 Page
                                                                                                                       ----
   Item 1.      Business ...........................................................................................      3
   Item 2.      Properties .........................................................................................      6
   Item 3.      Legal Proceedings ..................................................................................      6
   Item 4.      Submission of Matters to a Vote of Security Holders ................................................      7

PART II

   Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters ..............................      7
   Item 6.      Selected Financial Data ............................................................................      8
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............      9
   Item 8.      Financial Statements and Supplementary Data ........................................................     14
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................     33

PART III

   Item 10.     Directors and Executive Officers of the Registrant .................................................     33
   Item 11.     Executive Compensation .............................................................................     33
   Item 12.     Security Ownership of Certain Beneficial Owners and Management .....................................     33
   Item 13.     Certain Relationships and Related Transactions .....................................................     33

PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................     33

                                     PART I

ITEM 1.         BUSINESS

NEXTHEALTH, INC.

             NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

             NextHealth, Inc. (the "Company"), formerly Sierra Tucson Companies, Inc., was incorporated in Delaware in August 1989, and as the result of a merger effective in September 1989, is the successor to an Arizona corporation which was originally formed in 1983. In September 1995, the Company changed its name to NextHealth, Inc., to reflect an expanded scope of operations and health care programs. It conducts business through separate divisions and wholly-owned subsidiaries. The Company currently operates health, wellness and therapeutic treatment programs pursuant to a business strategy which concentrates on identifying emerging revenue and growth opportunities.

             The Company operates in two distinct business segments. The Treatment segment includes Sierra Tucson, Inc. ("Sierra Tucson Hospital"), a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis, and Onsite Workshops, Inc. ("Onsite"), acquired in 1995, which offers short-term therapeutic experiences and workshops. The Health and Leisure segment includes Miraval(TM), a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment, which opened in late 1995. Also, effective March 1, 1996, the Company acquired Hilton Head Health Institute, Inc. ("HHHI"), a provider of weight management programs for the development and maintenance of healthy lifestyles. HHHI will be included in the Health and Leisure segment beginning in 1996.

             The Company operates its various lines of business at separate locations northwest of Tucson, Arizona, in the foothills of the Santa Catalina Mountains. Sierra Tucson currently has 70 inpatient beds at one facility, the result of consolidation from 1992-1994. Onsite currently has 55 beds at a separate facility for its workshop programs. Miraval also operates at a separate facility, presently comprised of 106 guest rooms. The Company owns or leases a total of approximately 400 acres of land at these locations. Effective March 1, 1996, the Company also operates HHHI which is located at Hilton Head Island, South Carolina.

             In October 1989, the Company and certain officers of the Company offered 2.5 million shares of common stock in an initial public offering and was traded on the NASDAQ exchange under the symbol "STSN." As a result of the Company's name change in 1995, it is now listed under the trading symbol "NEXT." The Company's principal offices are located at 16600 N. Lago del Oro Parkway, Tucson, Arizona 85739 and its telephone number is 520-792-5800.

MIRAVAL

             Miraval combines elements of stress management, self discovery and recreational activities in a luxury health resort environment, providing guests with tools to achieve and maintain wellness in everyday life. By incorporating educational programs such as mind/body and lifestyle management, fitness/recreation activities and personal workshops, Miraval offers an alternative to the traditional luxury resort vacation. Programs are individually tailored to the particular requirements of each guest.

             With the commencement of operations at Miraval, the Company entered the wellness and preventive health services category, a strategic diversification focusing on upscale, retail consumer markets with a demonstrated interest in alternative wellness services and therapies. The Company's decision to enter these markets was based upon, market research, concept development and consumer testing.

SIERRA TUCSON HOSPITAL

             Sierra Tucson Hospital is a licensed special psychiatric hospital and behavioral health center engaged in the treatment of addictions and mental health disorders. Sierra Tucson Hospital provides medical services and programs that reach beyond standard alcohol and drug addiction treatments. These programs include the treatment of dual diagnosis, eating disorders, major depression, post-traumatic stress disorder, and treatment for gambling and sexual disorders.

             The treatment philosophy at Sierra Tucson Hospital, as expressed in the Sierra Model(TM), treats the whole person with integrated, individualized therapies rooted in the Twelve Steps program recovery process. Experiential in nature, Sierra Tucson Hospital's individualized treatment plans are developed and maintained by experienced, clinical professionals. They integrate philosophies and methodologies from psychological, family systems and self- help approaches into comprehensive and effective treatment experiences. Since its inception in 1984, over 12,000 patients and nearly 30,000 family members have participated in Sierra Tucson Hospital programs, with a 70 percent success rate based on outcome studies performed by a third party research entity on behalf of the Company. Sierra Tucson Hospital is licensed by the Arizona Department of Health Services and accredited by the Joint Commission of Accreditation of Healthcare Organizations.

ONSITE

             Onsite offers intensive, experienced-based programs designed to provide professional development, life enhancing and personal and family issues-related workshops. Onsite also trains professionals in the uses of experiential therapeutic and educational techniques in healing and life improvement.

HHHI

             Effective March 1, 1996, the Company acquired substantially all of the assets and liabilities of HHHI which provides clinically-proven, weight management programs offering long-term approaches for the development and maintenance of healthy lifestyles. In addition to weight control programs, HHHI also offers health and fitness, nutrition, stress management and other lifestyle change programs.

SOURCES OF REVENUE

             The Company's revenue depends upon occupancy levels. At Sierra Tucson Hospital, an inclusive rate for services is charged, ranging from $650 to $900 per day. Effective March 1, 1996, these rates were increased 5%. Patient revenue is derived from private insurance reimbursement and patient payments, none of which, individually, represents a significant portion of revenue. Most commercial insurance plans reimburse their subscribers or make direct payment to Sierra Tucson Hospital. No revenue is derived from Medicare or Medicaid.

             In 1995, Sierra Tucson Hospital and its patients continued to experience significant pressure from third-party payors and managed care organizations to restrict access to and payment for treatment services. The Company expects this trend to continue in 1996. In response to this pressure, the Company has aggressively pursued self-pay referral provider markets. For 1995, approximately 65% of patient revenue was derived from individual patient payments, and approximately 35% was derived from insurance companies and other third party payors.

             Onsite charges an inclusive rate for its programs, which range in length from five to eight days. Rates run from $600 to $1,595 per program, depending on the nature of the workshop. Onsite receives substantially all of its revenues directly from participants.

             Miraval's individual guest rates vary depending on the season and length of stay, beginning at $510 per day in peak season (September to June) to off-peak season rates beginning at $355 per day. Daily rates include luxury accommodations, three gourmet meals, use of all resort amenities, participation in workshops and one personal service treatment. Gratuities, taxes and airport transfers are also included in the daily rate. Typical stays range from 3 to 6 days. Miraval currently generates substantially all of its revenue from guest bookings and retail store sales.

Set forth below are the Company's total revenues by segment (000s, except percentages):

                                           Year Ended December 31,
                            --------------------------------------------------------
                              1995        %       1994        %       1993        %
                            -------    -----    -------    -----    -------    -----
Treatment segment           $12,765     85.8    $10,391     94.7    $22,150     94.7
Health & leisure segment        530      3.6       --       --         --       --
Other, net                    1,578     10.6        587      5.3      1,230      5.3
                            -------    -----    -------    -----    -------    -----
Total revenue               $14,873    100.0    $10,978    100.0    $23,380    100.0
                            =======    =====    =======    =====    =======    =====

EMPLOYEES

             On December 31, 1995, the Company and its subsidiaries employed approximately 390 full time equivalent employees. The Company's businesses have not experienced material difficulty in recruiting and retaining employees. The Company considers relations with employees to be excellent.

COMPETITION

             Sierra Tucson Hospital competes with psychiatric and behavioral health hospitals as wells as with other specialty psychiatric hospitals. Non-profit or government-owned competitors may have certain financial advantages such as endowments, charitable contributions and tax-exempt financing not available to Sierra Tucson Hospital. The competitive position of Sierra Tucson Hospital is, to a significant degree, dependent upon its reputation, historical success in treating the patient, and price. The Company also believes that the competitive position of Sierra Tucson Hospital is dependent upon the breadth of services offered by the facility and the ability to implement programs best suited to the needs of patients and payors in the marketplace.

             Miraval competes for national and international consumer's discretionary income typically expended upon luxury hotel and resort spas, holistic health and other related upscale vacation experiences. The Company considers that the criteria for competition is based upon price, program offerings and location.

INSURANCE

             The Company maintains professional malpractice liability coverage for the professionals it employs in addition to coverage for the customary risks inherent in the operation of health care and resort facilities and business in general. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there is no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

LICENSING AND REGULATION

             The activities of Sierra Tucson Hospital are regulated by federal and state governments. Sierra Tucson Hospital holds a behavioral health residential license from the State of Arizona to operate a mental health and substance abuse facility and a special hospital/psychiatric license from the State of Arizona to operate a psychiatric hospital.

             Sierra Tucson Hospital is also accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a voluntary national accrediting organization responsible for accrediting health care providers. JCAHO accreditation is important to Sierra Tucson Hospital's operations as most insurance companies require such accreditation in order for the treatment of patients to qualify for insurance payment or reimbursement. In 1993, Sierra Tucson Hospital was reaccredited by the JCAHO for a three-year period, the longest accreditation period available. The next scheduled survey for Sierra Tucson Hospital by JCAHO is in May 1996.

             Each of the businesses operated by the Company is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages at Miraval. Management believes that the Company has obtained all required licenses and permits and its businesses are conducted in substantial compliance with applicable laws.

ITEM 2.      PROPERTIES

             The Company's primary facilities are located on approximately 400 acres of owned or leased land northwest of Tucson, Arizona, in the foothills of the Santa Catalina Mountains.

             The Sierra Tucson Hospital facilities are contained within a campus setting and are located on approximately 30 acres. Onsite operates on approximately 160 acres of land leased from the State of Arizona and in buildings leased from a related party, ODE, LLC, Inc. The land lease expires in 2001 and contains preferential rights of renewal; the lease agreement with ODE, LLC, Inc. grants the Company both the option to repurchase the Onsite buildings at fair market value and to renew the lease for an additional ten year period. The facility also has fitness and recreation areas, riding stables and other administrative and support offices. The Onsite buildings were sold and leased back by the Company in 1994.

             The Miraval facility was reconstructed from existing Company facilities and is located on a separate 130 acre parcel of property.

             Remaining property is unimproved open space, some of which is unbuildable either because of its terrain or its location in the flood plain.

             HHHI is located at the Cottages, Shipyard Plantation, Hilton Head Island, South Carolina. In addition, the Company has agreed to purchase certain real property from the owner of HHHI at a price equal to fair market value which is estimated to be approximately $1.5 million to $2.0 million. The Company will lease this real property on a monthly basis until such purchase occurs.

ITEM 3.      LEGAL PROCEEDINGS

             In September 1992, a class action lawsuit was filed by stockholders against the Company and certain of its officers and directors. Another suit was subsequently filed and consolidated with the first suit in December 1992. These suits alleged the Company and certain officers and directors violated federal and state securities laws and made false and misleading statements about its financial condition and business prospects in past periods. The Company vigorously defended the action from its inception.

             The Company established a reserve of $6.0 million in the fourth quarter of 1993 to cover the estimated costs to fund and administer the settlement of this suit, which occurred in the first quarter of 1994. The negotiated settlement required the Company's insurance carrier to contribute an amount equal to that which the Company was required to pay. The settlement contained no admission of wrong doing or liability on the part of any defendant. Management and the Board of Directors believed that the settlement was in the Company's best interest and the best interest of its stockholders. In June 1994, the court entered a final judgement to the action. The judgment dismissed and released all claims against all parties. There are no active pending appeals.

             The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

             The Company's common stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotations/National Market System (NASDAQ/NMS) since October 19, 1989. On April 1, 1996, there were approximately 235 shareholders of record of the Company's stock. The high and low bid prices set forth below, derived from data prepared by the National Association of Securities Dealers, Inc., represent quotations by dealers and may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                           1995                                  1994
                              ------------------------------            -----------------------
                                   High             Low                    High             Low
First Quarter                      3 7/8           2 7/8                  4 3/8            3 7/8
Second Quarter                     4 7/8           3                      4                3
Third Quarter                      4 3/4           3 3/8                  4                3
Fourth Quarter                     4 3/4           2 7/8                  3 5/8            2 3/4

                 On April 1, 1996, the closing bid price on the NASDAQ/NMS was $3.00 per share.

             The Company did not pay a cash dividend on its common stock in 1995 or 1994 and does not intend to pay any in the foreseeable future. Any future declaration and payment of dividends will be determined by the Board of Directors based upon the conditions existing at the time, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors.

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1995. The data for the three years ended December 31, 1995, should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial and operating data for the two years ended December 31, 1992, is derived from the Company's historical Consolidated Financial Statements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." (000s, except per share amounts and operating data).

                                                                              YEAR ENDED DECEMBER 31,

                                                    1995              1994              1993              1992            1991
                                                ------------      ------------      ------------      ------------      --------
STATEMENT OF OPERATIONS DATA

Total revenue ..........................             $14,873          $10,978          $23,380         $35,953          $44,879
Income (loss) before income
   taxes ...............................            (11,967)          (5,407)         (13,780)              16           14,668
Income tax benefit (provision)                             -            2,590            2,972             350          (5,558)
Net income (loss) ......................            (11,967)          (2,817)         (10,808)             366            9,110
Net income (loss) per share (1)                       (1.40)           ( .33)           (1.27)             .04             1.18

CASH FLOW DATA
Net cash provided by (used in)
   Operating activities ................               4,624          (5,641)            2,969           6,440            2,124
Capital expenditures ...................              20,891              550              716           2,461            9,676

BALANCE SHEET DATA (at period end)
Total assets ...........................              47,942           50,972           59,566          64,409           64,512
Long-term debt .........................                 985            1,182              210             215              226
Shareholders equity ....................              36,578           47,955           51,172          61,980           61,877

OPERATING DATA
Patient days-Sierra Tucson                            17,650           15,955           31,874          48,927           64,348
Average daily census ...................                  48               44               87             134              176
Participant days-Onsite ................               7,554                -                -               -                -
Average daily census ...................                  21                -                -               -                -
Guest days-Miraval (2) (3)                             2,062                -                -               -                -
Average daily guest count (2)                             67                -                -               -                -

FINANCIAL STATISTICS
Current ratio ..........................               .65:1             11:1              3:1            12:1             12:1
Days outstanding in accounts
   receivable ..........................                  38               41               95              98              107

(1) Net income per share for the year ended December 31, 1991 includes an extraordinary item equal to $.05 per share.

(2) The average daily guest count for the year ended December 31, 1995, is calculated based on the number of days from the commencement of operations on December 1, 1995 to December 31, 1995.

(3)  Guest days include both paying (1,632) and complimentary (430) stays.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1995. Certain prior year amounts have been reclassified to conform to the presentation used in 1995. Reference should also be made to the Company's Consolidated Financial Statements and related notes thereto and the Selected Financial Data included elsewhere in this document.

GENERAL

             The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment; a state licensed, inpatient psychiatric hospital providing service for the treatment of substance abuse, as well as a broad range of mental health and behavioral disorders and short-term therapeutic group experiences addressing a wide variety of personal and family issues. For the year ended December 31, 1995, the Treatment segment accounted for substantially all of the Company's operating revenues and approximately 45% of expenses; however, the Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

             The significant changes in results of operations and net cash provided by (used in) operating activities for the year ended December 31, 1995, compared to the same period in 1994 are discussed below. Unless otherwise stated, all comparisons are for the same period.

             For the year ended December 31, 1995, net loss increased $9.2 million to $12.0 million, loss before income tax benefit increased $6.6 million to $12.0 million and net cash provided by operating activities increased $10.3 million to $4.6 million compared to the same period in 1994. Excluding $7.2 million in pre-opening costs and $1.7 million in retirement and dismantlement of certain assets associated with the development of Miraval, net loss increased $213,000 to $3.0 million, loss before income tax benefit decreased $2.4 million to $3.0 million and net cash provided by operating activities increased $19.2 million to $13.6 million compared to the same period in 1994.

             Total revenue increased $3.9 million to $14.9 million, an increase of 35% when compared to the same period in 1994. These results reflect a significant increase in Sierra Tucson Hospital patient census levels resulting from intensified marketing efforts, the acquisition of Onsite and commencement of operations at Miraval.

             Salaries and related benefits increased $849,000 to $8.4 million, an increase of 11% when compared to the same period in 1994. The increase was due to staffing requirements related to the commencement of operations at Miraval and the acquisition of Onsite. While salaries and related benefits increased in total, they declined as a percentage of total revenue. Salaries and related benefits as a percentage of total revenue for 1995 were 56% compared to 68% in 1994.

             General and administrative expense increased $1.0 million to $8.4 million, an increase of 14% when compared to the same period in 1994. The increase was due to advertising and operational costs related to the commencement of operations at Miraval, and costs related to the promotion and operations of existing lines of business. These increases were partially offset by a decrease in the provision for bad debts to reflect Sierra Tucson Hospital's current collection experience. Although there was an overall increase in this category, it has declined as a percentage of total revenue. General and administrative expense as a percentage of total revenue for the year ended December 31, 1995, was 56% compared to 67% for the year ended December 31, 1994.

             In 1995, the Company incurred $7.2 million in pre-opening costs related to the development of Miraval. The pre-opening costs included advertising, labor related costs, pilot program research and development activities, and other related operating expenses.

             In 1995, the Company renovated and expanded certain existing facilities to accommodate Miraval's lodging, program and activities requirements. As a result of this process, approximately $1.7 million of previously existing facility-related assets were dismantled and replaced.

             The Company recognized a pre-tax loss of $12.0 million for the year ended December 31, 1995. There was no income tax benefit recognized in 1995, as the Company recorded a 100% valuation reserve against deferred tax assets. However, the Company will be able to carry forward the current period loss to offset future tax liabilities.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

             Total revenue decreased in 1994 as a result of the overall deterioration in the inpatient psychiatric and behavioral health care industry. Patient days decreased by 15,919, or 50% in 1994. Total revenue decreased by $12.4 million, or 53%. The industry has been adversely impacted by pressures from traditional indemnity as well as government payor sources. These payor sources have limited both the length of stay and amount of reimbursement for inpatient psychiatric/behavioral health care services, as they have shifted their focus toward outpatient treatment of these illnesses. Management expects the trend from these payor sources to continue; however, management has responded by consolidating operations, redefining the treatment program, and focusing on payor sources willing to pay for quality treatment. The Company is also researching and developing potential new revenue streams which are geared more toward prevention of illness as opposed to treatment of illness.

             Salaries and related benefits decreased as a result of management's efforts to respond to the decrease in total revenue. Salaries and related benefits decreased $4.6 million, or 38% in 1994. Management was able to achieve these significant cost savings, in part, as a result of the consolidation of operations. Salaries and related benefits also included severance pay of $475,000 in 1994.

             General and administrative expense decreased as a result of cost control measures that were implemented in response to the decrease in total revenue. General and administrative expense decreased $4.4 million, or 38% in 1994. The decrease was due to a decrease in professional services, contract labor, advertising and other operational expenses.

             Depreciation and amortization expense decreased $234,000 in 1994. Approximately $155,000 of this decrease is the result of the Adolescent Care Facility closing in June 1993.

             A provision for litigation of $6.0 million was established in the fourth quarter of 1993 as a result of a class action lawsuit. Tentative settlement of this lawsuit was reached in the first quarter of 1994, with final court approval on June 13, 1994. The negotiated settlement required the Company's insurance company to fund an amount equal to the company's contribution. This $5.5 million settlement was funded by the Company in the first quarter of 1994. An additional $400,000 in legal fees and expenses was paid during 1994 related to the defense of the class action.

             An income tax benefit of approximately $2.6 million related to a pre-tax loss of approximately $5.4 million was recorded in 1994. The Company was able to carry-back the loss and received a cash refund of approximately $4.5 million during 1995. In 1994, the Company received an actual cash refund of $1.3 million. In 1993, the Company recorded an income tax benefit of approximately $3.0 million related to a pre-tax loss of approximately $13.8 million. In 1993, the Company received a cash refund of approximately $485,000. The Company did not record any income tax benefit in 1994 or 1993 related to the Adolescent Care Facility write-down of $5.5 million.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments and proceeds from public equity offerings. Historically, these sources have been sufficient to meet the needs and finance the growth of the Company's business. Net cash provided by the Treatment segment's operating activities has been primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations in 1995.

             In 1995, the Company had capital expenditures of approximately $20.9 million, of which $19.9 million was related to the construction of Miraval. Additionally, the Company incurred $7.2 million in pre-opening costs for the development of Miraval. Primarily as a result of these expenditures, the Company's cash reserves have decreased significantly. At December 31, 1995, the Company's cash and investments were $4.5 million, all of which was applied to existing trade and construction payables.

             The Treatment segment's 1995 operational results reflect the segment's focus on attracting a high percentage of retail patients. In 1995, 65% of patient revenue was derived from retail payments and the remaining 35% from third party payors. Sierra Tucson Hospital continues to experience pressure from third party payors and managed care organizations to restrict patient access to and payment for treatment services. Onsite derives its revenues almost entirely from retail payments by participants. Based on current census levels and operating expenses, Sierra Tucson Hospital believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

             Miraval, the Company's Health and Leisure segment's primary line of business, commenced operations in December 1995. This segment's results are primarily affected by volume (as measured by occupancy), pricing (as measured by average annual room rates) and the segment's ability to manage costs. Miraval operates in a unique niche in an emerging health and leisure market. Marketing and advertising initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 41% through December 31, 1995 of which 65% was comprised of paying guests and 35% nonpaying guests. As part of the segment's marketing strategy, media, travel and trade representatives as well as other key influencers have been invited to experience Miraval with the expectation that Miraval will be promoted in the marketplace. Management believes the Health and Leisure segment will, in time, make a significant contribution to the Company's financial condition. However, until such time that it generates positive cash flow, short-and long-term financing and the implementation of cost containment measures will be necessary for sustaining its operations. The Company believes it has adequate unencumbered assets available for securing the short-term capital necessary until such time that Miraval is self sufficient and for securing long-term capital commitments to meet future liquidity needs and to fund additional growth opportunities.

             To meet its current liquidity requirements, the Company obtained a $2.0 million line of credit (the "LOC") from the National Bank of Arizona on April 10, 1996. The LOC has a variable interest rate based upon the Prime rate as published in the Western Edition of the Wall Street Journal plus 1 percent and has a minimum interest rate of 9.25% and a maximum rate of 15%. The initial interest rate is 9.25%, payable in monthly installments, for a term of six months. The LOC is secured by certain real estate owned by the Company. In addition, the Company negotiated an agreement with Sundt Corporation ("Sundt"), the general contractor of the Miraval project, for the payment of approximately $3.7 million, which represents the remaining balance due Sundt for the construction of Miraval. This agreement has a term of eighteen months and bears interest at an annual rate equal to the Prime rate as established by Bank One, N.A. plus 4 percent. Sundt received a $300,000 payment at the closing of the LOC and will receive payments of $125,000 per month for a period of eleven months commencing in May 1996. The balance remaining after the aforementioned payments will be paid evenly in six monthly installments. Sundt has agreed to subordinate the master Mechanics' Lien recorded against Miraval's real property on March 28, 1996 to the LOC and additional borrowings up to $5.0 million. Additionally, as part of this agreement, if the Company were to obtain secured borrowings in excess of $5.0 million or unsecured borrowings in excess of $3.0 million, the unpaid balance due Sundt would immediately become due. The Company believes that the combination of these transactions will provide the liquidity necessary to sustain operations over the next three to six months. The Company is actively exploring additional financing alternatives which it believes will be adequate to maintain operations through 1996.

             Effective March 1, 1996, the Company acquired certain operating assets and liabilities from Hilton Head Health Institute, Inc. ("HHHI"). The acquisition price was not material to the Company's financial position, results of operations and cash flows at December 31, 1995. In addition, the Company has agreed to purchase certain real property from the former owner of HHHI at a price equal to fair market value which is estimated to be approximately $1.5 million to $2.0 million. The Company will lease this real property until the purchase closes. The Company does not expect HHHI to require significant capital resources in 1996. However, HHHI will require approximately $150,000 in capital for the retirement of certain outstanding obligations which were assumed by the Company as part of the acquisition.

             To satisfy the Company's operational liquidity requirements, it is necessary for the Company to increase occupancy levels and to implement additional cost controls. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson Hospital's patient levels would adversely affect the Company's financial position, results of operations and cash flows. Management does not anticipate any significant impact upon operations as a result of inflation, nor has the Company historically experienced any such impact.

BUSINESS OUTLOOK

             In 1996, the Treatment segment is projected to contribute significantly to the net income and cash flow of the Company. In order to meet this goal, management has implemented marketing initiatives focusing on increasing the average daily census ("ADC") for Sierra Tucson Hospital's and Onsite's programs. Additionally, a 5% rate increase was implemented by Sierra Tucson Hospital on March 1, 1996. To ensure that cash receipts continue to follow historical trends, Sierra Tucson Hospital will continue to focus on the retail segment and will enhance existing utilization review procedures to improve reimbursement through third party payors.

             In 1995, cost containment efforts were an important factor in the Treatment segment's results of operations, and as a result, these efforts will continue in 1996. In order to reduce the cost per patient and participant day, the segment will focus on managing labor and labor related costs. This will be affected through the increased use of variable staffing which expands or contracts as determined by the ADC, the combination of certain positions and functions and the reduction or elimination of the use of consultants and contract labor. In addition, Sierra Tucson Hospital and Onsite are developing long-range plans for assessing the feasibility of changing certain components of their fixed cost structures.

             Miraval commenced operations in December, 1995. As an early entrant into this emerging market niche, there are no industry-specific financial benchmarks from which the Company can draw conclusions for projecting future performance. Management's objective is to increase short- and long-term occupancy. In order to achieve this objective, Miraval will continue to implement marketing initiatives aimed primarily at upscale consumers predisposed to similar types of vacation experiences through travel/trade sources, news media, direct mail initiatives and with other entities and individuals in positions to influence consumers' vacation decisions. In addition, the implementation of cost containment measures in 1996 will be a critical factor in the Company's efforts to establish positive operating results. This will be effected through the increased use of variable staffing relative to any seasonal fluctuations in occupancy and the evaluation of all other operating expenditures in an effort to identify areas where efficiencies can be realized.

             The Company continually monitors the economic performance of each operating entity to see that it meets desired cash flow objectives. If an operating entity is not generating the expected cash flows or does not fit with the Company's long-term strategic plans, the Company will explore various options such as consolidation of operations, closing the operating entity or outright sale. The Company expects each operating entity to meet cash flow objectives in 1996. However, should conditions change, the Company will reevaluate its position and take the appropriate corrective action.

FACTORS THAT MAY AFFECT FUTURE RESULTS

             Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. While management believes that such forward looking statements are accurate as of the date hereof, the actual results and conditions could differ materially from the statements contained herein.

The information below should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto included elsewhere and in other portions of this document.

             In addition, the following other factors could cause actual results and conditions relating to liquidity and capital resources to differ materially.

             Miraval represents a new and significant line of business for the Company. Miraval represents the Company's entry into a unique niche in an emerging health and leisure market for which there is little, if any, industry market data available. Its products and services are different than those of traditional destination resorts or destination "spa" facilities. The Company has little experience in the marketing, management or operation of a facility of this nature, although it has hired qualified and experienced personnel from related operations.

             The Company is unable to project with any degree of accuracy the future occupancy levels or revenues of Miraval because the facility is in its first year of operation. The Company has no historical operating data for projecting occupancy levels during peak and non-peak periods, marketing, operating or maintenance costs and expenses. Although the Company believes that there is strong consumer demand for Miraval's products and services because it represents a unique vacation alternative, the Company cannot be certain that its current marketing strategy will successfully attract the targeted clientele.

             The Company cannot be certain that Miraval will generate sufficient revenues to cover its operating expenses. Management believes that if the existing capital resources of the Company are insufficient to meet its capital needs, additional capital may be available through short - and long-term financing; however, the Company cannot predict the terms or availability of such financing.

             Miraval will be competing in the competitive resort hotel/spa industry. In many instances, its competitors have greater name recognition and financial resources as well as long-standing relationships with travel agents and tour and trip planners.

             Miraval offers a variety of indoor and outdoor athletic and other physical activities for its guests. Because of its lack of operating history, the Company cannot predict what impact the summer climate in Tucson, Arizona, will have on its occupancy levels and pricing structures.

             The Company's Treatment segments, Sierra Tucson Hospital and Onsite, participate in the highly competitive mental and behavioral health industry characterized by intense competition for market share resulting from aggressive pricing practices and increasing competition from companies with greater resources, including tax exempt, non-profit status, government subsidized or endowment-related financial support which may provide lower costs of capital.

             While the Company anticipates continued growth in revenues and is committed to a return to profitability, operating results could be adversely impacted if the businesses are unable to anticipate customer demand accurately, are unable to differentiate their products from those of their competitors, are unable to offer services expeditiously in response to customer demand, or are negatively impacted by managed care restrictions on payor reimbursement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

NextHealth, Inc.'s Consolidated Financial statements as of December 31, 1995 and 1994 and for the three years ended December 31, 1995.

                                                                          PAGE
                                                                          ----
Report of Management .................................................     15
Report of Independent Auditors .......................................     16
Consolidated Balance Sheets ..........................................     17
Consolidated Statements of Operations  ...............................     18
Consolidated Statements of Cash Flows  ...............................     19
Consolidated Statements of Changes in Stockholders' Equity ...........     20
Notes to Consolidated Financial Statements ...........................     21

                              REPORT OF MANAGEMENT

The financial statements and other financial information included in this Annual Report on Form 10-K are the responsibility of management. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's informed judgments and estimates.

Management relies on the Company's system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the cost of such systems should not exceed the benefits to be derived. The internal accounting controls in place during the periods presented are considered adequate to provide such assurance.

The Company's financial statements are audited by Ernst & Young LLP, independent auditors. Their report states that they have conducted their audit in accordance with generally accepted auditing standards. These standards include an evaluation of the system of internal accounting controls for the purpose of establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of the Company's financial statements.

The Audit committee of the Board of Directors, composed solely of directors who are not employees of the Company, reviews the Company's financial reporting and accounting practices. The Audit Committee meets periodically with the independent auditors and management to review the work of each and to ensure that each is properly discharging its responsibilities.

/S/ JOHN H. SCHMITZ
- ------------------------------
John H. Schmitz
President and Chief Executive Officer

/S/ WAYNE M. MORRISON
- ------------------------------
Wayne M. Morrison
Chief Financial Officer
(Principal Financial and Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NextHealth, Inc.:

We have audited the accompanying consolidated balance sheets of NextHealth, Inc., as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextHealth, Inc., at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.

ERNST & YOUNG LLP

Tucson, Arizona
January 26, 1996,
Except for the note entitled Subsequent Events, as to which the date is April 10, 1996

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                   (000s, except share and per share amounts)

                                                                       December 31,
                                                                 ---------------------
                                                                   1995         1994
                                                                 -------      --------
ASSETS
  Current Assets:
    Cash and equivalents ....................................    $  2,864     $  1,227
    Short-term investments ..................................       1,635       10,514
    Accounts receivable, less allowance for doubtful accounts
       of $431 and $694, respectively .......................       1,340        2,783
    Income taxes receivable .................................        --          4,508
    Deferred income taxes ...................................        --            315
    Prepaid expenses ........................................         476          379
    Other current assets ....................................         478          184
                                                                 --------     --------
       Total current assets .................................       6,793       19,910

Property and equipment, net .................................      40,158       22,075
Long-term investments .......................................        --          8,800
Long-term receivables, less allowance for doubtful accounts
     of $70 and $33, respectively ...........................         211          185
Intangible assets, less amortization of $33 in 1995 .........         704         --
Other assets ................................................          76            2
                                                                 --------     --------
       Total assets .........................................    $ 47,942     $ 50,972
                                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade .................................    $  2,410     $    378
    Accounts payable, construction ..........................       4,517         --
    Accrued expenses and other liabilities ..................       3,452        1,457
                                                                 --------     --------
       Total current liabilities ............................      10,379        1,835
  Long-term debt and financing obligation ...................         985        1,182
                                                                 --------     --------
       Total liabilities ....................................      11,364        3,017
                                                                 --------     --------
  Stockholders' Equity:
    Preferred stock, $.01 par value, 4,000,000 shares
      authorized; no shares issued and outstanding ..........        --           --
    Common stock, $.01 par value, 16,000,000 shares
      authorized; 8,554,938 and 8,496,884 shares
      outstanding at December 31, 1995 and 1994,
      respectively ..........................................          86           85
    Additional paid-in capital ..............................      43,453       43,263
    Unrealized investment losses ............................        --           (399)
    Retained earnings (accumulated deficit) .................      (6,961)       5,006
                                                                 --------     --------
       Total stockholders' equity ...........................      36,578       47,955
                                                                 --------     --------
       Total liabilities and stockholders' equity ...........    $ 47,942     $ 50,972
                                                                 ========     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (000s, except share and per share amounts)

                                                           Year Ended December 31,
                                             -------------------------------------------------
                                                 1995               1994               1993
                                             -----------        -----------        -----------
Revenue:
   Net operating revenue .............       $    12,967        $     9,829        $    21,354
   Investment income .................             1,293                560              1,230
   Other revenue .....................               613                589                796
                                             -----------        -----------        -----------
         Total revenue ...............            14,873             10,978             23,380
                                             -----------        -----------        -----------
Operating expenses:
   Salaries and related benefits .....             8,362              7,513             12,105
   General and administrative ........             8,396              7,377             11,813
   Pre-opening costs .................             7,242               --                 --
   Provision for litigation ..........              --                 --                6,000
   Provision for closure of facilities              --                 --                5,510
   Retirement of assets ..............             1,695               --                 --
   Interest expense ..................                87                 12                 15
   Depreciation and amortization .....             1,058              1,483              1,717
                                             -----------        -----------        -----------
         Total operating expenses ....            26,840             16,385             37,160
                                             -----------        -----------        -----------
Loss before income tax benefit .......           (11,967)            (5,407)           (13,780)
Income tax benefit ...................              --                2,590              2,972
                                             -----------        -----------        -----------
Net loss .............................       $   (11,967)       $    (2,817)       $   (10,808)
                                             ===========        ===========        ===========
Weighted average shares of common
   stock outstanding .................         8,547,490          8,496,884          8,496,884
                                             ===========        ===========        ===========
Net loss per share of common stock ...       $     (1.40)       $      (.33)       $     (1.27)
                                             ===========        ===========        ===========



        The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)

                                                                         Year Ended December 31,
                                                            ----------------------------------------------
                                                              1995               1994                1993
                                                            --------           --------           --------
Cash flows from operating activities:
  Net loss .......................................          $(11,967)          $ (2,817)          $(10,808)
  Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
        Depreciation and amortization ............             1,058              1,483              1,717
        Retirement of assets .....................             1,695               --                 --
        Provision for bad debts ..................                50                661              1,537
        Provision for litigation .................              --                 --                6,000
        Provision for closure of facilities ......              --                 --                5,510
        Provision (benefit) for deferred income
          taxes ..................................               315              1,935             (2,250)
Changes in operating assets and liabilities
     net of effects from acquisitions:
     Decrease (increase) in assets:
        Accounts receivable ......................             1,366              2,292              2,086
        Other assets .............................              (844)               416               (237)
        Income taxes receivable ..................             4,508             (3,261)              (237)
      Increase (decrease) in liabilities:
        Accounts payable, accrued expenses,
          other liabilities and litigation reserve             8,443             (6,350)              (349)
                                                            --------           --------           --------
Net cash provided by (used in)
          operating activities ...................             4,624             (5,641)             2,969
                                                            --------           --------           --------
Cash flows from investing activities:
     Purchase of property and equipment ..........           (20,761)              (550)              (716)
     Business acquisitions, net of cash
          acquired ...............................              (130)              --                 --
     Sale of long-term investments ...............            23,361             13,156              6,966
     Purchase of long-term investments ...........           (14,163)           (10,186)           (11,540)
                                                            --------           --------           --------
Net cash provided by (used in) investing
          activities .............................           (11,693)             2,420             (5,290)
                                                            --------           --------           --------
Cash flows from financing activities:
     Proceeds from financing obligation ..........              --                1,000               --
     Reduction of long-term debt and financing
          obligation .............................              (208)               (28)               (11)
     Exercise of common stock options ............                35               --                 --
                                                            --------           --------           --------
Net cash provided by (used in) financing

          activities .............................              (173)               972                (11)
                                                            --------           --------           --------
Net decrease in cash and equivalents .............            (7,242)            (2,249)            (2,332)
Cash and equivalents at beginning of year ........            11,741             13,990             16,322
                                                            --------           --------           --------
Cash and equivalents at end of year ..............          $  4,499           $ 11,741           $ 13,990
                                                            ========           ========           ========



   The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)

                                                                      Retained                        Total
                                     Common Stock       Additional    Earnings      Unrealized        Stock-
                                     ------------        Paid-in    (Accumulated      Loss on        holders'
                                   Cost      Shares      Capital      Deficit)      Investments       Equity
                                   ----    ---------    ----------  ------------    -----------      ----------
Balance at January 1, 1993 .....   $85     8,496,884     $43,263     $ 18,631          $--            $ 61,979
Net loss for the year ended
   December 31, 1993 ...........    --          --          --        (10,808)          --             (10,808)
                                   ---     ---------     -------     --------          -----          --------
Balance at December 31, 1993 ...    85     8,496,884      43,263        7,823           --              51,171
Net loss for the year ended
   December 31, 1994 ...........    --          --          --         (2,817)          --              (2,817)
Unrealized loss on investments .    --          --          --           --             (399)             (399)
                                   ---     ---------     -------     --------          -----          --------
Balance at December 31, 1994 ...    85     8,496,884      43,263        5,006           (399)           47,955
Net loss for the year ended
   December 31, 1995 ...........    --          --          --        (11,967)          --             (11,967)
Issuance of common stock for
   business acquisition ........     1        50,000         155         --             --                 156
Exercise of common stock
   options .....................    --         8,054          35         --             --                  35
Sale of investments ............    --          --          --           --              399               399
                                   ---     ---------     -------     --------          -----          --------
Balance at December 31, 1995 ...   $86     8,554,938     $43,453     $ (6,961)         $--            $ 36,578
                                   ===     =========     =======     ========          =====          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

ORGANIZATION

NextHealth, Inc.'s, and subsidiaries (collectively, the "Company") operations are categorized in two principal business segments; Health and Leisure and Treatment through which it provides both wellness and preventive health and health care services. The Health and Leisure segment, or Miraval(TM), is a luxury health resort providing a full range of self discovery, stress management and recreational activities. The Treatment segment includes Sierra Tucson, Inc. ("Sierra Tucson"), an inpatient, state licensed psychiatric hospital and behavioral health center providing service for the treatment of substance abuse and a broad range of mental health and behavioral disorders; and Onsite Workshops, Inc. ("Onsite"), which offers intensive, therapeutic group experiences addressing a wide variety of personal and family issues. The current operations of the Company are located in Tucson, Arizona.

Effective September 28, 1995, the Company changed its name from Sierra Tucson Companies, Inc. to NextHealth, Inc. This change was effected through a short form merger pursuant to Delaware law whereby Sierra Tucson Companies, Inc. merged with Sierra Tucson / Arizona Holdings, Inc. (a wholly owned subsidiary of Sierra Tucson Companies, Inc.). As part of the merger, the surviving entity's name was changed to NextHealth, Inc. The sole purpose of the name change was to establish separate identities for the parent company and each of its operating subsidiaries.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

The consolidated financial statements include the accounts of NextHealth, Inc. and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

       Basis of Accounting

The accompanying financial statements have been prepared assuming the Company is a going concern. The Company has incurred substantial operating losses in the last three years and has expended the majority of its liquid assets constructing Miraval, which will continue to require cash until such time as it gains market acceptance. In April of 1996, the Company obtained a $2,000 line of credit and negotiated the conversion of certain construction payables into an eighteen month note payable, (see note entitled Subsequent Events) both of which management believes should address the working capital deficiency at December 31, 1995. Positive cash flow from Miraval's operations is dependent upon a substantial increase in occupancy levels and implementation of additional cost control measures. The Company believes its real estate can be sufficiently financed on a long-term basis to sustain future operations. The Company is pursuing all options available to secure long-term financing. Failure to obtain significant long-term financing will adversely impact the Company's ability to operate as a going concern in 1996.

       Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

       Cash and Equivalents

Cash and equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents are stated at cost which approximates market value. Short-term investments are considered cash equivalents for statement of cash flow purposes.

       Pre-opening Costs

Costs associated with the opening of new properties or major additions to existing properties are expensed as incurred.

       Investments

Short-term investments consist of money market funds, short-term commercial paper, repurchase agreements, municipal bonds and other debt securities with an original maturity of one year or less. Long-term investments consist primarily of U.S. government and agency obligations, municipal bonds, collateralized mortgage obligations and other debt securities. At December 31, 1995 and 1994, all investments were classified as available-for-sale and reported at fair value.

       New Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994. At the date of adoption, the fair value of the Company's securities exceeded their cost.

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

       Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $3,600, $425 and $980 in advertising costs during 1995, 1994 and 1993, respectively.

       Property and Equipment

Property and equipment is stated at cost. Interest incurred during the construction of facilities is capitalized and amortized over the life of the asset. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in income. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The service lives of the Company's property and equipment ranges from 3 to 31 years.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

       Intangible Assets

Included in intangible assets is goodwill incurred in connection with the acquisition of Onsite in January 1995. This acquisition was accounted for as a purchase. Such goodwill is being amortized over 10 years. The Company assesses recoverability of goodwill based on undiscounted cash flows of Onsite and other relevant information.

       Income Taxes

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

       Net Operating Revenue

Net operating revenue consists of revenue derived from guests, patients and participants, based on the billing rates established for each line of business, less any applicable discounts or contractual allowances. For the three years ended December 31, 1995, contractual allowances and discounts granted were approximately $1,423, $1,500 and $3,200, respectively.

       Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair market value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

       Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average shares outstanding, as the potential dilution from exercisable stock options is not material. The computation of fully diluted earnings per share for the three years ended December 31, 1995, was not dilutive; therefore, only primary earnings per share is presented.

       Credit Risk

A significant portion of the Company's accounts receivable are due from individuals (self-pay), insurance companies, other entities which provided health care benefits and credit card companies. Management performs credit evaluations and believes its allowance for doubtful accounts is adequate.

       Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 1995.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

INVESTMENTS

The estimated fair value of the Company's available for sale securities at December 31, 1995 and 1994 are as follows:

                                      1995                   1994
                                -----------------     -------------------
                                           Fair                    Fair
                                 Cost      Value       Cost        Value
                                ------     ------     -------     -------
U.S. Treasury Securities
    and obligations of U.S.
    government agencies .....   $ --       $ --       $ 7,980     $ 7,887
Certificate of deposit ......    1,538      1,538        --          --
Money market funds ..........       97         97        --          --
Commercial paper ............     --         --         2,736       2,736
Other debt securities .......     --         --         8,997       8,691
                                ------     ------     -------     -------
Total investments ...........   $1,635     $1,635     $19,713     $19,314
                                ======     ======     =======     =======

For the years ended December 31, 1995 and 1994, gross unrealized losses were $0 and $399, respectively; proceeds from the sale of securities classified as available-for-sale were $38,545 and $23,065, respectively; gross gains recognized were $404 and $95, respectively; and gross losses recognized were $80 and $375, respectively.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1995 and 1994 are as follows:

                                       1995        1994
                                     -------     -------
Land and improvements ...........    $ 2,898     $ 2,535
Buildings and improvements ......     36,102      21,139
Furniture and equipment .........      9,005       5,272
                                     -------     -------

Total property and equipment ....     48,005      28,946

Less: accumulated depreciation
    and amortization ............      7,847       6,871
                                     -------     -------

Total property and
    equipment, net ..............    $40,158     $22,075
                                     =======     =======

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 1995 and 1994, accrued expenses and other liabilities were comprised of the following account balances:

                                       1995            1994
                                      ------          ------
Payroll and related taxes ..          $  925          $  785
Professional fees ..........             553             360
Deposits and patient refunds             267             231
Reimbursement liability ....           1,018            --
Other ......................             689              81
                                      ------          ------

Total accrued expenses and
    other liabilities ......          $3,452          $1,457
                                      ======          ======

LONG-TERM DEBT AND FINANCING OBLIGATION

Long-term debt and financing obligation at December 31, 1995 and 1994 are as follows:

                                             1995            1994
                                            ------          ------
Financing obligation .............          $  903          $1,000
Secured debt with an interest
    rate of 8.625% at December 31,
    1995 maturing through 2017 ...             183             199
                                            ------          ------

                                             1,086           1,199

Less: current portion ............             101              17
                                            ------          ------

Total long-term debt and financing
    obligation ...................          $  985          $1,182
                                            ======          ======


In December 1994, the Company sold a facility for $1,000 (the facility's appraised value) to an entity controlled by the Chairman of the Company's Board of Directors. The Company simultaneously leased this facility for a term of seven years, at an annual cost of $150, payable in quarterly installments. The Company has the option of extending the lease term for an additional ten-year period or to repurchase the facility at fair market value on any date, one year after the date of the sale-leaseback agreement. This transaction has been accounted for as a financing as a result of the Company's continuing involvement with the facility.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

Approximate future maturities of long-term debt and financing obligation at the date indicated are as follows:

                                            December 31,
                                                1995
                                            ------------
1996 .................................         $  101
1997 .................................            107
1998 .................................            117
1999 .................................            126
2000 .................................            137
Thereafter ...........................            498
                                               ------
                                               $1,086
                                               ======

For the three years ended December 31, 1995, interest paid was $87, $12 and $15, respectively.

SEGMENT INFORMATION

The Company operates in two principal business segments; Health and Leisure and Treatment through which it provides both wellness and preventive health and health care services. The Health and Leisure segment presently consists of a luxury health resort providing a full range of self discovery, stress management and recreational activities. Substantially all revenues result from guest bookings and retail charges. The Treatment segment includes an inpatient, state licensed psychiatric hospital providing service for the treatment of substance abuse and a broad range of mental health and behavioral disorders; and short-term therapeutic group experiences addressing a wide variety of personal and family issues. Substantially all revenues result from group therapy, medical assessments and stabilization, pharmacy, workshop and room and board charges. For the year ended December 31, 1995, no single customer accounted for more than 10% of either of the principal business segments' revenue. Prior to 1995, the Company operated in only the treatment segment.

The results of operations for the Company's principal business segments are reported in the Consolidated Statements of Operations. For the year ended December 31, 1995, there was no intersegment revenue and all reported segment operating expenses are those directly related to the operation of its business. Unusual and infrequently occurring items reported as operating expenses for the Health and Leisure segment include pre-opening costs of $7,242 and a charge for the retirement or dismantlement of certain assets of $1,695. The current operations of each principal business segment are located in Tucson, Arizona.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

Information about the Company's operations by business segment for the year ended December 31, 1995 is as follows:

                                                                           Corporate
                                                       Health and             and
                                      Treatment          Leisure          Other Items      Consolidated
                                      ---------        ----------         -----------      ------------
Total revenue ...............          $12,765          $    530           $ 1,578           $ 14,873
Income (loss) before income
    tax benefit .............              765           (10,280)           (2,452)           (11,967)
Identifiable assets .........            7,191            32,291             8,460             47,942
Capital expenditures ........              540            19,900               451             20,891
Depreciation and amortization
    expense .................              515               196               347              1,058

STOCK OPTION PLANS

At December 31, 1995, 1,243,000 shares of common stock were reserved for the exercise of options under the Company's stock option plans. Options to purchase shares of common stock are granted with an exercise price equal to or greater than the fair market value on the date of grant, and are exercisable over periods ranging from three to ten years. Options may be exercised in installments commencing one year after the date of grant. All options become fully vested upon the acquisition of the Company or a merger in which the Company is not the surviving entity.

The following table summarizes the cumulative activity under the Company's incentive stock option plans:

                                        Options         Fully Vested         Option Price
                                      Outstanding          Options         Range (Per Share)
                                      -----------       ------------       -----------------
Balance at January 1, 1993 .             807,004           344,807          $4.50 - 28.75
Granted ....................             330,034                             3.88 -  5.13
Canceled ...................            (226,201)                            4.50 - 28.75
Exercised ..................                 -                                        -
                                       ---------
Balance at December 31, 1993             910,837           458,620           3.88 - 28.75
Granted ....................             402,959                             2.88 -  4.25
Canceled ...................            (488,661)                            3.88 - 28.75
Exercised ..................                 -                                        -
                                       ---------
Balance at December 31, 1994             825,135           315,251           2.88 - 23.25
Granted ....................             575,750                             2.94 -  6.19
Canceled ...................            (226,080)                            2.88 - 10.75
Exercised ..................              (8,054)                            2.88 -  4.00
                                       ---------
Balance at December 31, 1995           1,166,751           377,945          $2.88 - 23.25
                                       =========           =======          =============

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

In 1993, the Company established a Non-Employee Director Stock Option Plan (the "DSO Plan"), which provides for the automatic granting of fully vested options to members of the Board of Directors who are not officers or employees of the Company to purchase shares of common stock. At December 31, 1995, 300,000 shares of common stock were reserved for issuance under the DSO Plan. The following table summarizes the cumulative activity under the Company's DSO Plan:

                                      Options      Fully Vested      Option Price
                                    Outstanding      Options       Range (Per Share)
                                    -----------    ------------    -----------------
Balance at January 1, 1993 .               -               -          $          -
Granted ....................          25,500          25,500                  4.88
Canceled ...................               -               -                     -
Exercised ..................               -               -                     -
                                      ------          ------
Balance at December 31, 1993          25,500          25,500                  4.88
Granted ....................          36,500          36,500           2.88 - 4.00
Canceled ...................               -               -                     -
Exercised ..................               -               -                     -
                                      ------          ------
Balance at December 31, 1994          62,000          62,000           2.88 - 4.88
Granted ....................          33,000          33,000                  2.88
Canceled ...................               -               -                     -
Exercised ..................               -               -                     -
                                      ------          ------
Balance at December 31, 1995          95,000          95,000          $2.88 - 4.88
                                      ======          ======          ============

INCOME TAXES

The provision (benefit) for income taxes for the three years ended December 31, 1995 are as follows:

                      1995             1994              1993
                     -----           -------           -------
Current:
   Federal           $(315)          $(4,525)          $  (722)
   State ..              -                 -                 -
   Deferred            315             1,935            (2,250)
                     -----           -------           -------
Total .....          $   -           $(2,590)          $(2,972)
                     =====           =======           =======

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets at December 31, 1995 and 1994 are as follows:

                                                         1995                             1994
                                                -----------------------         --------------------------
                                                Current      Noncurrent         Current         Noncurrent
                                                -------      ----------         -------         ----------
Capitalized business expansion costs ..          $  -          $ 2,636          $    -              $  -
Tax basis of fixed assets in excess of
   book basis .........................             -              678               -             1,699
Unrealized losses on investments ......             -                -               -               146
State net operating loss carryforward .             -            1,343               -               921
Federal net operating loss carryforward             -              922               -                 -
Minimum tax credit ....................             -              258             168                 -
Other, net ............................             -              513             348               110
                                                 ----          -------           -----           -------
Total deferred tax assets .............             -            6,350             516             2,876
Valuation allowance ...................             -           (6,350)           (201)           (2,876)
                                                 ----          -------           -----           -------
Net deferred tax assets ...............          $  -              $ -           $ 315               $ -
                                                 ====          =======           =====           =======

Management has established a valuation allowance equal to the deferred tax assets at December 31, 1995, based upon the likelihood that such deferred tax assets will not be realized.

At December 31, 1995, the Company had approximately $2,700 and $24,000 of federal and state net operating loss carryforwards, respectively, which expire for federal purposes during the years 2005 through 2011 and for state purposes during the years 1998 through 2001. In addition, at December 31, 1995, the Company had approximately $258 in Alternative Minimum Tax Credits for federal tax purposes which do not expire.

The differences between the income tax benefit at the statutory rate and the actual income tax benefit is as follows:

                                                    1995            1994            1993
                                                    ----            ----            ----
Federal income tax rate ..................         (35.0)%         (34.0)%         (34.0)%
Increase (decrease) in taxes:
   State taxes, net of federal tax benefit             -            (5.6)           (5.6)
   Change in valuation allowance .........          27.3             0.3            22.2
   Other, net ............................           7.7            (8.6)           (4.2)
                                                    ----            ----            ----
Effective tax rate .......................           0.0 %         (47.9)%         (21.6)%
                                                    ====            ====            ====

For the three years ended December 31, 1995, no income tax payments were made.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

OPERATING LEASES

The Company leases land and equipment under operating leases. Future annual minimum lease payments under noncancelable operating leases at the date indicated, are as follows:

                                           December 31,
                                              1995
                                           ------------
1996 ...............................           $120
1997 ...............................            105
1998 ...............................            106
1999 ...............................            109
2000 ...............................            115
Thereafter .........................             24
                                               ----
Total minimum payments .............           $579
                                               ====

Total rental expense recognized under operating leases for the three years ended December 31, 1995, was $160, $124 and $180, respectively.

EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan that provides for discretionary employer contributions and for optional employee contributions which are matched by the Company at a maximum rate of 50% of the employees contributions up to amounts prescribed by law. All employees who meet minimum age and service requirements are eligible to participate in the plan. It is the Company's policy to fund plan contributions as accrued. For the three years ended December 31, 1995, employer matching and discretionary contributions to the plan were approximately $126, $63 and $81, respectively.

UNUSUAL CHARGES

In 1995, in conjunction with the development of Miraval, certain of the Company's facilities were renovated and expanded to accommodate the lodging requirements, programs and activities offered by Miraval. Because of the nature of the construction activities, certain existing assets and components of existing assets were retired or dismantled. Accordingly, the Company recognized a charge of $1,695 in the fourth quarter of 1995.

In 1993 the company closed its Adolescent Center treatment facility and recognized a charge of $5,510 to write-down the related assets, principally buildings and improvements, to estimated net realizable value and to provide for severance pay for employees.

RELATED PARTY TRANSACTIONS

A Member of the Company's Board of Directors is a member of an investment firm that provided investment management services to the Company. In addition, an entity which owned approximately 8% of the Company's common stock at December 31, 1995 and in excess of 10% of the Company's common stock at December 31, 1994 and 1993, is affiliated with an investment firm that provides investment management services to the Company. For the three years ended December 31, 1995, approximately $97, $17,000 and $20,800, respectively, of the Company's investments were managed by these firms. For the three years ended December 31, 1995, fees paid for these services amounted to approximately $50, $41 and $46, respectively.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1995

Management believes such fees are reasonable and comparable to those of other institutions providing similar services. The Company also leases a facility from an entity controlled by the Chairman of the Company's Board of Directors. See note entitled Long-Term Debt and Financing Obligation for additional information. In addition, effective January 1, 1995, an individual related to a Director entered into a one year consulting arrangement with the Company for total compensation of $100.

CONTINGENCIES

In September 1992, a class action lawsuit was filed by stockholders against the Company and certain of its officers and directors. Another suit was subsequently filed and consolidated with the first suit in December 1992. These suits alleged the Company and certain officers and directors violated federal and state securities laws and made false and misleading statements about its financial condition and business prospects in past periods.

The Company vigorously defended the action from its inception.

The Company established a reserve of $6,000 in the fourth quarter of 1993 to cover the estimated costs to fund and administer the settlement of this suit, which occurred in the first quarter of 1994. The negotiated settlement required the Company's insurance carrier to contribute an amount equal to that which the Company was required to pay. The settlement contained no admission of wrong doing or liability on the part of any defendant. Management and the Board of Directors believed that the settlement was in the Company's best interest and the best interest of its stockholders. In June 1994, the court entered a final judgment to the action. The judgment dismissed and released all claims against all parties. There are no active pending appeals.

The Company is involved in various other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes certain quarterly financial data:

                                                                  Loss                               Net Loss
                                               Total             Before                              Per Share
                              Total          Operating           Income                              of Common
                             Revenue          Expenses         Tax Benefit          Net Loss           Stock
                             -------          --------         -----------          --------         ---------
1995 quarter ended:
   March 31 .......          $ 3,935          $  4,343           $   (409)          $   (409)          $(.05)
   June 30 ........            3,806             5,055             (1,248)            (1,248)           (.15)
   September 30 ...            3,338             6,870             (3,532)            (3,532)           (.41)
   December 31 ....            3,794            10,572             (6,778)            (6,778)           (.79)
                             -------          --------           --------           --------           -----
                             $14,873          $ 26,840           $(11,967)          $(11,967)          $(1.40)
                             =======          ========           ========           ========           =====
1994 quarter ended:
   March 31 .......          $ 2,812          $  4,132           $ (1,321)          $   (803)          $(.09)
   June 30 ........            3,150             3,977               (827)              (632)           (.07)
   September 30 ...            2,730             4,141             (1,412)              (950)           (.11)
   December 31 ....            2,286             4,135             (1,847)              (432)           (.06)
                             -------          --------           --------           --------           -----
                             $10,978          $ 16,385           $ (5,407)          $ (2,817)          $(.33)
                             =======          ========           ========           ========           =====

The financial data disclosed for the quarters ended June 30, 1995, and September 30, 1995, include pre-opening costs of $828 and $2,602, respectively. The financial data disclosed for the quarter ended December 31, 1995, includes pre-opening costs of $3,812 and charges related to the retirement and dismantlement of certain of the Company's assets of $1,695.

SUBSEQUENT EVENTS

Effective March 1, 1996, the Company acquired the operating assets and liabilities of Hilton Head Health Institute, Inc. ("HHHI") located at the Cottages in Shipyard Plantation, Hilton Head, South Carolina. HHHI is a provider of clinically-proven weight management programs. The cost of the acquisition, which will be accounted for as a purchase, was not material to the Company's financial position, results of operations and cash flows at December 31, 1995. In addition, the Company agreed to purchase certain real property from the former owner of HHHI at a price equal to fair market value which is estimated to be approximately $1,500 to $2,000. The Company will lease this real property until such purchase occurs.

On April 10, 1996, the Company obtained a $2,000 line of credit (the "LOC") from the National Bank of Arizona. The LOC has a variable interest rate based upon the Prime rate as published in the Western Edition of the Wall Street Journal plus 1 percent and has a minimum interest rate of 9.25% and a maximum rate of 15%. The initial interest rate is 9.25%, payable in monthly installments, for a term of six months. The LOC is secured by certain real estate owned by the Company.

On April 10, 1996, the Company negotiated an agreement with Sundt Corporation ("Sundt"), the general contractor for the Miraval project, for the payment of approximately $3,700, which represents the remaining balance due Sundt for the construction of Miraval. This agreement has a term of eighteen months and bears interest at an annual rate equal to the Prime rate as established by Bank One, N.A. plus 4 percent. Sundt received a $300 payment at the closing of the LOC and will receive payments of $125 per month for a period of eleven months commencing in May 1996. The balance remaining after the aforementioned payments will be paid evenly in six monthly installments. Sundt has agreed to subordinate the master Mechanics' Lien recorded against Miraval's real property on March 28, 1996 to the LOC and additional borrowings up to $5,000. Additionally, as part of this agreement, if the Company were to obtain secured borrowings in excess of $5,000 or unsecured borrowings in excess of $3,000, the unpaid balance due Sundt would immediately become due.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the fiscal year. The information required by such items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 31, 1996 and is hereby incorporated by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this report:

                 (1)    Financial Statements:

                        Reference is made to the listing on page 14 for a list of all financial statements filed as a part of this report.

                 (2) Financial Statement Schedules. The following financial statement schedule is required by Item 14(d). All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                        Schedule II.     Valuation and Qualifying Accounts

                 (3) Exhibits. The following exhibits are incorporated by reference as indicated or are filed as part of this Annual Report on Form 10-K:

Exhibit
Number        Document
- ------        --------

3.1           Certificate of Incorporation(1)

3.2           Amended Restated By-Laws(5)

4.1           Specimen Common Stock Certificate(1)

10.26 Stock Bonus and Repurchase Agreement, dated November 18, 1988, between John H. Schmitz and Rita F. Schmitz and Sierra Tucson/Properties, Inc., as amended on August 31, 1989(1)

10.27         Buy-Sell Agreement, dated November 18, 1988, between John H.
              Schmitz and Rita F. Schmitz and Sierra Tucson/Properties, Inc., as amended on August 31, 1989(1)

10.33         1989 Stock Option Plan(1)

10.47         1990 Stock Option Plan(2)

10.49 Commercial lease dated as of March 15, 1991, between the State of Arizona and Sierra Tucson AC, Inc., relating to lease of Adolescent Care facility site(3)

10.51         Form of Indemnity Agreement*(4)

10.52 First Amendment to Stock Bonus and Repurchase Agreement dated May 22, 1991, between John H. Schmitz and Rita F. Schmitz and Sierra Tucson Companies, Inc.(4)

10.53         1992 Stock Option Plan(3)

10.54         Non-Employee Directors Stock Option Plan(5)

10.55         Shareholder Class Action Stipulation of Settlement dated March 21,
              1994(6)

10.56 Real Estate Sale Agreement and industrial Building Lease for Sierra Tucson AC, Inc. Adolescent Center dated December 28, 1994, and December 29, 1994, respectively.(6)

10.57 Onsite Training and Consulting, Inc. Stock Purchase Agreement dated January 13, 1995(6)

10.58 Severance Agreement, General Release, Covenant Not to Sue between the Company and William T. O'Donnell, Jr., dated January 20, 1995(6)

10.59 Elements of compensation--Wayne M. Morrison, Vice President/Chief Financial Officer

22.1          Subsidiaries(4)

24.1          Consent of Ernst & Young LLP, Independent Auditors


(1) Incorporated by reference from Company's Form S-1 Registration Statement, File No. 33- 31020, declared effective in October 1989.

(2) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1990.

(3) Incorporated by reference from the Company's Form 10-Q for the year ended March 31, 1991.

(4) Incorporated by reference from the Company's Form S-1 Registration Statement declared effective on June 20, 1991.

(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1992.

(6) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994.

* The Company has entered into indemnification agreements with each of its five current directors, one of whom is an executive officer, and two former directors. Pursuant to the Instructions accompanying Item 601 of Regulation S-K, the Company has not filed each such indemnification agreement.

(b)           Reports on Form 8-K.

              None

(c)           Exhibits Required by Item 601 of Regulation S-K.

              See (a)(3) above

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     (000s)

               Column A                          Column B           Column C              Column D            Column E
- -------------------------------------            --------           --------              --------            --------
                                                                    Additions
                                                 Balance at        (Charged to                               Balance at
                                                Beginning of        Costs and                                  End of
              Description                          Period           Expenses)            Deductions            Period
- -------------------------------------           ------------       -----------           ----------          ----------
Year ended December 31, 1995:
   Allowance for doubtful
   accounts .........................               $  727            $   50                $  276             $  501
                                                    ======            ======                ======             ======
Year ended December 31, 1994:
   Allowance for doubtful
   accounts .........................               $2,887            $  661                $2,821             $  727
                                                    ======            ======                ======             ======
Year ended December 31, 1993:
   Allowance for doubtful
   accounts .........................               $3,341            $1,537                $1,991             $2,887
                                                    ======            ======                ======             ======

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEXTHEALTH, INC.
                                        ---------------------------
                                        Registrant

Dated: April 12, 1996                   BY: /s/ John H. Schmitz
                                           ------------------------
                                           JOHN H. SCHMITZ
                                           President and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Capacity                                              Date
- ---------                          --------                                              ----
/s/ William T. O'Donnell, Jr.      Chairman of the Board of Directors                    April 12, 1996
- -----------------------------
William T. O'Donnell, Jr.


/s/ John H. Schmitz                President and Chief Executive Officer                 April 12, 1996
- ----------------------------
John H. Schmitz                    and Director (Principal Executive Officer)

/s/ Ronald E. Robison              Director                                              April 12, 1996
- ----------------------------
Ronald E. Robison

/s/ Joseph R. Cruse                Director                                              April 12, 1996
- ----------------------------
Joseph R. Cruse

/s/ Neil E. Jenkins                Director                                              April 12, 1996
- ----------------------------
Neil E. Jenkins

/s/ Wayne M. Morrison              Chief Financial Officer                               April 12, 1996
- ----------------------------
Wayne M. Morrison                  (Principal Financial and Accounting Officer)