Form 10-Q
period 1996-03-31
NEXTHEALTH INC
filed 1996-05-15
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________

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


                                       N/A
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

On May 1, 1996, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 15 of all exhibits filed as a part of this report.

                                NEXTHEALTH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                            Page
Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1996 (unaudited) and December
                31, 1995..................................................................     3

           Unaudited Consolidated Statements of Operations for the three months ended
                March 31, 1996 and 1995...................................................     4

           Unaudited Consolidated Statements of Cash Flows for the three months ended
                March 31, 1996 and 1995 ..................................................     5

           Unaudited Consolidated Statements of Changes in Stockholder's Equity for the
                three months ended March 31, 1996 ........................................     6

           Unaudited Notes to the Consolidated Financial Statements ......................     7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations ...............................................................     9



PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings .............................................................    15

Item 6.    Exhibits and Reports on Form 8-K ..............................................    15

Signatures ...............................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)

                                                                     March 31,      December 31,
                                                                        1996            1995
                                                                     --------       -----------
                                                                   (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents ........................................   $   266           $ 2,864
    Short-term investments ......................................        --             1,635
    Accounts receivable, less allowance for doubtful accounts
       of $367 and $431, respectively ...........................       826             1,340
    Prepaid expenses ............................................       483               476
    Other current assets ........................................       756               478
                                                                    -------           -------
       Total current assets .....................................     2,331             6,793

Property and equipment, net .....................................    41,323            40,158
Long-term receivables, less allowance for doubtful accounts
     of $63 and $70, respectively ...............................       188               211
Intangible assets, less amortization of $52 and $33, respectively       741               704
Other assets ....................................................       324                76
                                                                    -------           -------
       Total assets .............................................   $44,907           $47,942
                                                                    =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade .....................................   $ 2,441           $ 2,410
    Accounts payable and accrued expenses, construction .........     1,343             4,517
    Accrued expenses and other liabilities ......................     4,029             3,452
                                                                    -------           -------
       Total current liabilities ................................     7,813            10,379

  Long-term debt and financing obligation .......................     3,352               985
                                                                    -------           -------
       Total liabilities ........................................    11,165            11,364
                                                                    -------           -------
  Stockholders' Equity:
    Preferred stock, $.01 par value, 4,000,000 shares
      authorized; no shares issued and outstanding ..............        --                --
    Common stock, $.01 par value, 16,000,000 shares
      authorized; 8,554,938 shares outstanding at March 31, 1996
      and December 31, 1995 .....................................        86                86
    Additional paid-in capital ..................................    43,453            43,453
    Accumulated deficit .........................................    (9,797)           (6,961)
                                                                    -------           -------
       Total stockholders' equity ...............................    33,742            36,578
                                                                    -------           -------
       Total liabilities and stockholders' equity ...............   $44,907           $47,942
                                                                    =======           =======

The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000s, except share and per share amounts)
                                 (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                             ---------------------
                                              1996            1995
                                              ----            ----
Revenue:
   Net operating revenue .............     $    4,501     $    3,268
   Investment income .................             24            338
   Other revenue .....................            102            328
                                           ----------     ----------
         Total net revenue ...........          4,627          3,934
                                           ----------     ----------
Operating Expenses:
   Salaries and related benefits......          3,789          1,952
   General and administrative ........          2,957          1,976
   Interest expense ..................             65             28
   Depreciation and amortization                  652            387
                                           ----------     ----------
         Total operating expenses.....          7,463          4,343
                                           ----------     ----------
Loss before income taxes .............        ( 2,836)          (409)

Income tax provision (benefit) .......              -              -
                                           ----------     ----------
Net loss .............................     $  ( 2,836)    $     (409)
                                           ==========     ==========
Weighted average shares of common
   stock outstanding .................      8,554,938      8,540,217
                                           ==========     ==========
Net loss per share of common stock....     $    ( .33)    $     (.05)
                                           ==========     ==========






The accompanying notes are an integral part of the consolidated financial statements.

                      NEXTHEALTH, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000s)
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           -----------------
                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:

  Net loss .....................................        $ (2,836)      $  (409)
  Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
        Depreciation and amortization ..........             652           387
        Provision (benefit) for bad debts ......            (110)           72
Changes in operating assets and liabilities
 net of effects from acquisitions:
     Decrease (increase) in assets:
        Accounts receivable ....................             662         1,640
        Other assets ...........................            (169)         (139)
        Income taxes receivable ................              --           (32)
      Increase (decrease) in liabilities:
        Accounts payable, accrued expenses
          and other liabilities ................            (833)         (227)
                                                        --------       -------
Net cash provided by (used in) operating
   activities ..................................          (2,634)        1,292
                                                        --------       -------
Cash flows from investing activities:
     Purchase of property and equipment ........          (1,483)         (165)
     Business acquisitions, net of cash
          acquired .............................             (88)          (66)
     Sale of long-term investments .............              --           140
     Purchase of long-term investments .........              --        (1,000)
                                                        --------        -------

Net cash used in investing activities ..........          (1,571)       (1,091)
                                                        --------       -------
Cash flows from financing activities:
     Proceeds from long-term borrowings ........              15            --
     Reduction of long-term borrowings and
          financing obligation .................             (43)          (72)
                                                        --------       -------

Net cash used in financing activities ..........             (28)          (72)
                                                        --------       -------
Net increase (decrease) in cash and
          equivalents ..........................          (4,233)          129
Cash and equivalents at beginning of period ....           4,499        11,741
                                                        --------       -------
Cash and equivalents at end of period ..........        $    266       $11,870
                                                        ========       =======



The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                 (Unaudited)

                                   Common Stock       Additional                      Total
                                 ----------------      Paid-in     Accumulated     Stockholders'
                                 Cost      Shares      Capital       Deficit         Equity
                                 ----      ------      -------       -------         ------
Balance at December 31, 1995...  $86      8,554,938    $43,453      $(6,961)        $36,578

Net loss for the three months
  ended March 31, 1996.........    -              -          -       (2,836)         (2,836)
                                 ---      ---------    -------      -------        --------
Balance at March 31, 1996......  $86      8,554,938    $43,453      $(9,797)        $33,742
                                 ===      =========    =======      =======        ========







The accompanying notes are an integral part of the consolidated financial statements.

                               NEXTHEALTH, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                    (000s)

NOTE 1 - ORGANIZATION

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment includes Sierra Tucson, Inc. ("STI"), a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis and Onsite Workshops, Inc. ("Onsite"), which offers short-term therapeutic experiences and workshops. The Health and Leisure segment includes Miraval(TM), a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment, which opened in late 1995 and Hilton Head Health Institute, Inc. ("HHHI"), a provider of weight management programs for the development and maintenance of healthy lifestyles as well as fitness, nutrition, stress management and other lifestyle change programs, acquired in March 1996.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying interim consolidated financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE 3 - ACQUISITIONS

Effective March 1, 1996, the Company acquired the operating assets and liabilities of HHHI located at The Cottages in Shipyard Plantation, Hilton Head, South Carolina. HHHI is a provider of clinically-proven weight management programs as well as fitness, nutrition, stress management and other lifestyle change programs. The cost of the acquisition, which was accounted for as a purchase, was not material to the Company's financial position, results of operations and cash flows at March 31, 1996 or for the three-month period then ended. In addition, the Company agreed to purchase certain real property from the former owner of HHHI at a price equal to fair market value which is estimated to be approximately $1,500 to $2,000. The Company will lease this real property until such purchase occurs.

NOTE 4 - SUBSEQUENT EVENTS

On April 10, 1996, the Company obtained a $2,000 line of credit (the "LOC") from the National Bank of Arizona for a term of six months. The LOC has a variable interest rate based upon the prime rate as published in the Western Edition of the Wall Street Journal plus 1 percent. The initial interest rate is 9.25%, payable in monthly installments. The LOC is secured by certain real estate owned by the Company. Through May 15, 1996, the Company has utilized approximately $1.8 million of the LOC for payments on existing trade and construction payables.

                                NEXTHEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                     (000s)

On April 10, 1996, the Company negotiated an agreement with Sundt Corporation ("Sundt") , the general contractor of the Miraval project, for the payment of approximately $3,700, which represents the remaining balance due Sundt for the construction of Miraval. This agreement has a term of eighteen months and bears interest at an annual rate equal to the prime rate as established by Bank One, N.A. plus 4 percent. Sundt received a $300 payment at the closing of the LOC and will receive payments of $125 per month for a period of eleven months commencing in May 1996. The balance remaining after the aforementioned payments will be paid evenly in six monthly installments. Sundt has agreed to subordinate the master Mechanics' Lien recorded against Miraval's real property on March 28, 1996 to the LOC and additional borrowings up to $5,000. Additionally, as part of this agreement, if the Company were to obtain secured borrowings in excess of $5,000 or unsecured borrowings in excess of $3,000, the unpaid balance due Sundt would immediately become due. At December 31, 1995, the amount due Sundt was classified as accounts payable, construction. At March 31, 1996, as a result of the agreement negotiated with Sundt, the long-term portion of this obligation has been classified as long-term debt.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified to conform to the presentation used in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three-month period ended March 31, 1996. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment includes STI, a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis and Onsite, which offers short-term therapeutic experiences and workshops. The Health and Leisure segment includes Miraval, a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment, which opened in late 1995 and HHHI, a provider of weight management programs for the development and maintenance of healthy lifestyles as well as fitness, nutrition, stress management and other lifestyle change programs acquired in March 1996.

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment. For the three-month period ended March 31, 1996, the Treatment segment accounted for approximately 67% all of the Company's operating revenues and approximately 36% of operating expenses while the Health and Leisure segment accounted for approximately 33% of the Company's operating revenue and approximately 51% of operating expenses. However, the Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1995

The significant changes in results of operations and net cash provided by (used in) operating activities for the three-month period ended March 31, 1996, compared to the same period in 1995 are discussed below.


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                    -----------------------------------------------
                                                                      1996               1995              % Change
                                                                    -------             ------             --------
FINANCIAL RESULTS: (000s, except per share amounts)
  Total net revenue .......................................         $ 4,627             $3,934                17.6
  Total operating expenses ................................           7,463              4,343                71.8
  Net loss ................................................          (2,836)              (409)              593.4
  Net loss per share of common stock ......................            (.33)              (.05)              560.0
  Net cash provided by (used in) operating activities......          (2,634)             1,292                  -

OPERATING DATA:
  Patient days - STI ......................................           4,146              4,609               (10.0)
  Average daily census - STI ..............................              46                 51               (10.0)
  Participant days - Onsite ...............................           1,892              1,882                 0.0
  Average daily census - Onsite ...........................              21                 21                 0.0
  Participant days - HHHI (1) .............................           1,127                  -                   -
  Average daily census - HHHI (1)..........................              36                  -                   -
  Guest days - Miraval (2).................................           4,022                  -                   -
  Average daily guest count - Miraval (2)..................              44                  -                   -


(1) HHHI was acquired effective March 1, 1996. The operating data disclosed for HHHI is for the period from March 1, 1996 to March 31, 1996.

(2)  Miraval commenced operations in December 1995.

For the three-month period ended March 31, 1996, loss before income tax benefit and net loss increased $2.4 million to $2.8 million and net cash provided by operating activities decreased $3.9 million resulting in net cash used in operating activities of $2.6 million compared to the same period in 1995. Excluding the operating results from the Company's Health & Leisure segment and investment income related to cash and investments used to finance the construction of Miraval, the Company's net loss was $530,000, or $.06 per share compared to a net loss of $750,000, or $.09 per share for the same period in 1995.

Total net revenue increased $700,000 to $4.6 million, an increase of 18% when compared to the same period in 1995. Results reflect commencement of operations at Miraval and the acquisition of HHHI. This increase was offset by decreases in revenue at STI as a result of a 10% decrease in the average daily census ("ADC") when compared to the same period in 1995 and a decrease in investment income attributable to the use of cash and investments for the development of Miraval.

Salaries and related benefits increased $1.8 million to $3.8 million, an increase of 94% when compared to the same period in 1995. The increase was due to staffing requirements related to the commencement of operations at Miraval, the acquisition of HHHI and additional salaries at the parent company incurred to direct the ongoing operations and future growth of the Company.

General and administrative expense increased $1.0 million to $3.0 million, an increase of 50% when compared to the same period in 1995. The increase was due to advertising and operational costs related to the commencement of operations at Miraval, and costs related to the promotion and operations of existing lines of business. This increase was partially offset by a decrease in the provision for bad debts to reflect STI's current collection experience.

The Company recognized a pre-tax loss of $2.8 million for the three-month period ended March 31, 1996. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments and proceeds from public equity offerings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities has been primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three-month period ended March 31, 1996.

For the three-month period ended March 31, 1996 the Company had capital expenditures of approximately $1.6 million. Primarily as a result of operating expenditures required to support the Health and Leisure segment until it is self sufficient and the aforementioned capital expenditures, the Company's cash reserves have decreased significantly. At March 31, 1996, the Company's cash and investments were $266,000.

The Treatment segment's operational results for the three-month period ended March 31, 1996 reflect the segment's focus on attracting a high percentage of retail patients. During this period, 58% of patient revenue was derived from retail payments and the remaining 42% from third party payors. STI continues to experience pressure from third party payors and managed care organizations to restrict patient access to and payment for treatment services. Onsite derives its revenues almost entirely from retail payments by participants. Based on current census levels and operating expenses, STI believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

Miraval, the Company's Health and Leisure segment's primary line of business, commenced operations in December 1995. This segment's results are primarily affected by occupancy, average annual room rates and the segment's ability to manage costs. Miraval operates in a unique niche in an emerging health and leisure market. Marketing and advertising initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 30% through March 31, 1996 of which 73% were paying guests and 27% non-paying guests. As part of the segment's marketing strategy, media, travel and trade representatives as well as other key influencers have been invited to experience Miraval with the anticipation that Miraval will be promoted in the marketplace. Management believes the Health and Leisure segment will, in time, make a significant contribution to the Company's financial condition. However, until such time that it generates positive cash flow, short and long-term financing and the implementation of cost containment measures will be necessary to sustain its operations. The Company believes it has adequate assets available for securing the short-term capital necessary until such time that Miraval is self sufficient and for securing long-term capital commitments to meet future liquidity needs and to fund additional growth opportunities.

To meet its current liquidity requirements, the Company obtained a $2.0 million line of credit (the "LOC") from the National Bank of Arizona on April 10, 1996 for a term of six months. The LOC has a variable interest rate based upon the prime rate as published in the Western Edition of the Wall Street Journal plus 1 percent. The initial interest rate is 9.25%, payable in monthly installments. The LOC is secured by certain real estate owned by the Company. Through May 15, 1996, the Company has utilized approximately $1.8 million of the LOC for payments on existing trade and construction payables. In addition, the Company negotiated an agreement with Sundt Corporation ("Sundt"), the general contractor of the Miraval project, for the payment of approximately $3.7 million, which represents the remaining balance due Sundt for the construction of Miraval. This agreement has a term of eighteen months and bears interest at an annual rate equal to the prime rate as established by Bank One, N.A. plus 4 percent. Sundt received a $300,000 payment at the closing of the LOC and will receive payments of $125,000 per month for a period of eleven months commencing in May 1996. The balance remaining after the aforementioned payments will be paid evenly in six monthly installments. Sundt has agreed to subordinate the master Mechanics' Lien recorded against Miraval's real property on March 28, 1996 to the LOC and additional borrowings up to $5.0 million. Additionally, as part of this agreement, if the Company were to obtain secured borrowings in excess of $5.0 million or unsecured borrowings in excess of $3.0 million, the unpaid balance due Sundt would immediately become due. The Company is actively exploring additional financing alternatives which it believes will be adequate to maintain operations through 1996.

Effective March 1, 1996, the Company acquired certain operating assets and liabilities from HHHI. The acquisition price was not material to the Company's financial position, results of operations and cash flows at March 31, 1996 or for the three-month period then ended. In addition, the Company has agreed to purchase certain real property from the former owner of HHHI at a price equal to fair market value which is estimated to be approximately $1.5 million to $2.0 million. The Company will lease this real property until the purchase closes. The Company does not expect HHHI to require significant capital resources in 1996. However, HHHI will require approximately $150,000 in capital, of which $125,000 has been funded, for the retirement of certain outstanding obligations which were assumed by the Company as part of the acquisition.

To satisfy the Company's operational liquidity requirements, it is necessary for the Company to increase occupancy levels and to implement additional cost controls. Insufficient occupancy levels at Miraval or any significant decrease in STI's patient levels would adversely affect the Company's financial position, results of operations and cash flows. Management does not anticipate any significant impact upon operations as a result of inflation, nor has the Company historically experienced any such impact.

BUSINESS OUTLOOK

In 1996, the Treatment segment is projected to contribute significantly to the net income and cash flow of the Company. In order to meet this goal, management has implemented marketing initiatives focusing on increasing the ADC for STI's and Onsite's programs. Additionally, a 5% rate increase was implemented by STI on March 1, 1996. To ensure that cash receipts continue to follow historical trends, STI will continue to focus on the retail segment and will enhance existing utilization review procedures to improve reimbursement through third party payors.

In 1995, cost containment efforts were an important factor in the Treatment segment's results of operations, and as a result, these efforts will continue in 1996. In order to reduce the cost per patient and participant day, the segment will focus on managing labor and labor related costs. This will be effected through the increased use of variable staffing which expands or contracts as determined by the ADC, the combination of certain positions and functions and the reduction or elimination of the use of consultants and contract labor. In addition, STI and Onsite are developing long-range plans for assessing the feasibility of changing certain components of their fixed cost structures.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward looking statements within the meaning of Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. While management believes that such forward looking statements are accurate as of the date hereof, the actual results and conditions could differ materially from the statements contained herein. The information below should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included elsewhere and in other portions of this document.

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

The Company is unable to project with any degree of accuracy the future occupancy levels or revenues of Miraval because the facility is in its first year of operation. The Company has no historical operating data for projecting occupancy levels during peak and non-peak periods, marketing, operating or maintenance costs and expenses. Although the Company believes that there is strong consumer demand for Miraval's products and services because it represents a unique vacation alternative, the Company can not be certain that its current marketing strategy will successfully attract the targeted clientele.

The Company can not be certain that Miraval will generate sufficient revenues to cover its operating expenses. Management believes that if the existing capital resources of the Company are insufficient to meet its capital needs, additional capital may be available through short and long-term financing; however, the Company can not predict the terms or availability of such financing.

Miraval competes in the competitive resort hotel/spa industry. In many instances, its competitors have greater name recognition and financial resources as well as long-standing relationships with travel agents and tour and trip planners.

Miraval offers a variety of indoor and outdoor athletic and other physical activities for its guests. Because of its lack of operating history, the Company can not predict what impact the summer climate in Tucson, Arizona, will have on its occupancy levels and pricing structures.

The entities comprising the Company's Treatment segment participate in the highly competitive mental and behavioral health industry characterized by intense competition for market share resulting from aggressive pricing practices and increasing competition from companies with greater resources, including tax exempt, non-profit status, government subsidized or endowment-related financial support which may provide lower costs of capital.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.60 Note Payable between NextHealth, Inc. and Sundt Corporation dated April 10, 1996 (without exhibits).

          10.61 Asset Purchase Agreement by and among NextHealth, Inc. and Hilton Head Health Institute, Inc. dated February 29, 1996 (without exhibits).

          (b)  Reports on Form 8-K

                  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NextHealth, INC.
                                    Registrant

DATE:   May 14, 1996                BY:  /s/ John H. Schmitz
                                        ---------------------
                                    JOHN H. SCHMITZ
                                    President and Chief Executive Officer

DATE:   May 14, 1996


                                    BY:  /s/ Wayne M. Morrison
                                        -----------------------
                                    WAYNE M. MORRISON
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)