Form 10-Q
period 1996-06-30
NEXTHEALTH INC
filed 1996-08-13
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the Transition Period from ___________ to ___________

                         Commission File Number: 0-17969


                                NEXTHEALTH, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                      86-0589712
- -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona             85739
- ----------------------------------------------           ----------
  (Address of Principal Executive Offices)               (Zip Code)


                                  (520) 792-5800
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

On August 1, 1996, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 16 of all exhibits filed as a part of this report.

                                NEXTHEALTH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
- ------------------------------                                              ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 (unaudited)
              and December 31, 1995........................................  3

         Unaudited Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 ..........  4

         Unaudited Consolidated Statements of Cash Flows for the six
              month period ended June 30, 1996 and 1995 ...................  5

         Unaudited Consolidated Statements of Changes in Stockholder's
              Equity for the six month period ended June 30, 1996 ........   6

         Unaudited Notes to the Consolidated Financial Statements ........   7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................  9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 16

Item 4.  Submission of Matters to a Vote of Security Holders............... 16

Item 6.  Exhibits and Reports on Form 8-K.................................. 16

Signatures ................................................................ 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)

                                                        June 30,          December 31,
                                                          1996                1995
                                                       -----------        ------------
                                                       (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents .............................   $  1,942           $  2,864
    Short-term investments ...........................         --              1,635
    Accounts receivable, less allowance for doubtful
      accounts of $338 and $431, respectively ........        986              1,340
    Prepaid expenses .................................        896                476
    Other current assets .............................        704                478
                                                         --------           --------
       Total current assets ..........................      4,528              6,793
Property and equipment, net ..........................     40,788             40,158
Long-term receivables, less allowance for doubtful
  accounts of $68 and $70, respectively ..............        203                211
Intangible assets, less amortization of $84
  and $33, respectively ..............................        723                704
Other assets .........................................        518                 76
                                                         --------           --------
       Total assets ..................................   $ 46,760           $ 47,942
                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade ..........................   $  3,147           $  2,410
    Accounts payable, construction ...................         --              4,517
    Current portion of long-term debt ................      2,602                 --
    Accrued expenses and other liabilities ...........      3,736              3,452
                                                         --------           --------
       Total current liabilities .....................      9,485             10,379
  Long-term debt and financing obligation,
    less current portion..............................      5,945                985
                                                         --------           --------
       Total liabilities .............................     15,430             11,364
                                                         --------           --------
  Stockholders' Equity:
    Preferred stock, $.01 par value, 4,000,000 shares
      authorized; no shares issued and outstanding ...         --                 --
    Common stock, $.01 par value, 16,000,000 shares
      authorized; 8,554,938 shares outstanding at
      June 30, 1996 and December 31, 1995 ............         86                 86
    Additional paid-in capital .......................     43,453             43,453
    Accumulated deficit ..............................    (12,209)            (6,961)
                                                         --------           --------
       Total stockholders' equity ....................     31,330             36,578
                                                         --------           --------
       Total liabilities and stockholders' equity ....   $ 46,760           $ 47,942
                                                         ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (000s, except per share amounts)
                                   (Unaudited)

                                      Three Months Ended        Six Months Ended
                                            June 30,                 June 30,
                                      -------------------     --------------------
                                        1996        1995        1996         1995
                                      -------     -------     --------     -------
Revenue:
  Net operating revenue ..........    $ 4,746     $ 3,095     $  9,247     $ 6,363
  Investment income ..............          6         592           30         931
  Other revenue ..................         85         119          187         447
                                      -------     -------     --------     -------
        Total net revenue ........      4,837       3,806        9,464       7,741

Operating expenses:
  Salaries and related benefits ..      3,741       1,878        7,530       3,831
  General and administrative .....      2,784       1,931        5,741       3,906
  Business expansion .............         --         828           --         828
  Interest .......................         43          22          108          50
  Depreciation and amortization ..        681         396        1,333         783
                                      -------     -------     --------     -------
        Total operating expenses..      7,249       5,055       14,712       9,398
                                      -------     -------     --------     -------
Loss before income tax benefit ...     (2,412)     (1,249)      (5,248)     (1,657)
Income tax benefit ...............         --          --           --          --
                                      -------     -------     --------     -------
Net loss .........................    $(2,412)    $(1,249)    $ (5,248)    $(1,657)
                                      =======     =======     ========     =======
Weighted average shares of common
stock outstanding ................      8,554       8,547        8,554       8,543
                                      =======     =======     ========     =======
Net loss per share of common stock    $ (0.28)    $ (0.15)    $  (0.61)    $ (0.19)
                                      =======     =======     ========     =======

The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                       1996              1995
                                                     -------           --------
Cash flows from operating activities:
   Net loss .......................................  $(5,248)          $ (1,657)
Adjustments to reconcile net loss to cash
(used in) provided by operating activities:
   Depreciation and amortization ..................    1,333                783
   Provision (benefit) for bad debts ..............     (178)               122
Changes in operating assets and liabilities
net of effects from acquisitions:
   Decrease (increase) in assets:
      Accounts receivable .........................      555              1,746
      Prepaid and other assets ....................     (739)                 3
   Increase in liabilities:
      Accounts payable and accrued liabilities ....      839              1,471
      Income taxes receivable .....................       --              4,507
                                                     -------           --------
Net cash (used in) provided by
   operating activities ...........................   (3,438)             6,975
                                                     -------           --------
Cash flows for investing activities:
   Purchase of property and equipment, net ........   (1,597)              (764)
   Business acquisitions, net of cash acquired ....      (88)              (130)
   Purchase of long-term investments ..............       --            (12,237)
   Sale of long-term investments ..................       --              6,053
                                                      ------           --------
Net cash used in investing activities .............   (1,685)            (7,078)
                                                     -------           --------
Cash flows from financing activities:
   Proceeds from long-term debt ...................    3,929                 --
   Reduction of long-term debt ....................   (1,363)               (95)
                                                     -------           --------
Net cash used in financing activities .............    2,566                (95)
                                                     -------           --------
Net decrease in cash and cash equivalents .........   (2,557)              (198)
Cash and equivalents at beginning of period .......    4,499             11,741
                                                     -------           --------
Cash and equivalents at end of period .............  $ 1,942           $ 11,543
                                                     =======           ========
The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                   (Unaudited)

                                  Common Stock      Additional                   Total
                               -----------------     Paid-in    Accumulated   Stockholders'
                               Cost      Shares      Capital      Deficit        Equity
                               ----    ---------     -------     --------       --------
Balance at December 31, 1995..  $86    8,554,938     $43,453     $ (6,961)      $ 36,578
Net loss for the six months
     ended June 30,1996 ......   --           --          --       (5,248)        (5,248)
                                ---    ---------     -------     --------       --------
Balance at June 30, 1996 .....  $86    8,554,938     $43,453     $(12,209)      $ 31,330
                                ===    =========     =======     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                NEXTHEALTH, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (000s)
                                   (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying interim consolidated financial statements as of June 30, 1996 and for the three and six-month periods ended June 30, 1996 and 1995 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE 3 - ACQUISITIONS

Effective March 1, 1996, the Company acquired the operating assets and liabilities of HHHI located at The Cottages in Shipyard Plantation, Hilton Head, South Carolina. HHHI is a provider of clinically-proven weight management programs as well as fitness, nutrition, stress management and other lifestyle change programs. The cost of the acquisition, which was accounted for as a purchase, was not material to the Company's financial position, results of operations and cash flows at June 30, 1996 or for the six-month period then ended. In addition, the Company agreed to purchase certain real property from the former owner of HHHI at a price equal to fair market value which is estimated to be approximately $1,500 to $2,000. The Company will lease this real property until such purchase occurs.

NOTE 4 - FINANCING TRANSACTIONS

On April 10, 1996, the Company obtained a $2,000 line of credit (the "LOC") from the National Bank of Arizona for a term of six months. The LOC had a variable interest rate based upon the prime rate as published in the Western Edition of the Wall Street Journal plus 1 percent. The initial interest rate was 9.25%, payable in monthly installments. The LOC was secured by certain real estate owned by the Company. The LOC was paid off in full with the proceeds from the $4,000 financing mentioned below.

                                NEXTHEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (000s)
                                   (Unaudited)

On April 3, 1996, the Company negotiated an agreement with Sundt Corporation ("Sundt"), the general contractor of the Miraval project, for the payment of approximately $3,700, which represented the remaining balance due Sundt at that date for the construction of Miraval. This agreement has a term of eighteen months and bears interest at an annual rate equal to the prime rate as established by Bank One, N.A. plus 4 percent. Sundt received a $300 payment at the closing of the LOC and will receive payments of $125 per month for a period of eleven months commencing in May 1996. The balance remaining after the aforementioned payments will be paid evenly in six monthly installments. Sundt has agreed to subordinate the master Mechanics' Lien recorded against Miraval's real property on March 28, 1996 to the LOC and additional borrowings up to $5,000. Additionally, as part of this agreement, if the Company were to obtain secured borrowings in excess of $5,000 or unsecured borrowings in excess of $3,000, the unpaid balance due Sundt would immediately become due. At December 31, 1995, the amount due Sundt was classified as accounts payable, construction. At June 30, 1996, as a result of the agreement negotiated with Sundt, the long-term portion of this obligation has been classified as long-term debt.

On June 28, 1996, the Company amended its agreement with Sundt to facilitate the closing of the $4,000 financing noted below. Sundt received an additional $100 payment in connection with this amendment.

On June 28, 1996, the Company secured financing in the amount of $4,000. Principal and interest at 13.75% is payable in monthly installments of $53 through March, 1998 at which time all unpaid principal is due and payable. The financing is collateralized by certain real estate and property, plant and equipment owned by the Company. Proceeds were used to repay the existing balance on the LOC and to assist with meeting short-term working capital requirements.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified to conform to the presentation used in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six-month periods ended June 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment includes STI, a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis and Onsite, which offers short-term therapeutic experiences and workshops. The Health and Leisure segment includes Miraval, a unique vacation experience blending stress management and self-discovery programs in a 106 room luxury health resort environment, which opened in late 1995 and HHHI, a provider of weight management programs for the development and maintenance of healthy lifestyles as well as fitness, nutrition, stress management and other lifestyle change programs which was acquired in March 1996.

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment. For the six-month period ended June 30, 1996, the Treatment segment accounted for approximately 66% of all the Company's operating revenues and approximately 36% of operating expenses while the Health and Leisure segment accounted for approximately 34% of the Company's operating revenue and approximately 50% of operating expenses. However, the Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1995

The significant changes in results of operations and net cash provided by (used in) operating activities for the six-month period ended June 30, 1996, compared to the same period in 1995 are discussed below.

                                                         Three Months Ended
                                                               June 30,
                                                   ------------------------------
                                                     1996       1995     % Change
                                                   -------    -------    --------
FINANCIAL RESULTS: (000s, except per share amounts)
  Total net revenue ...............................$ 4,837    $ 3,806       27.1 %
  Total operating expenses, less business
   expansion costs ................................  7,249      4,227       71.5 %
  Business expansion costs ........................     --        828         --
  Net loss ........................................ (2,412)    (1,249)      93.1 %
  Net loss per share of common stock ..............   (.28)      (.15)      86.7 %
  Net cash provided by (used in) operating
    activities ....................................   (804)     5,683     (114.1)%
OPERATING DATA:
  Patient days - STI ..............................  4,066      4,307       (5.6)%
  Average daily census - STI ......................     45         47       (4.3)%
  Participant days - Onsite .......................  1,981      1,843        7.5 %
  Average daily census - Onsite ...................     22         20       10.0 %
  Participant days - HHHI (1) .....................  3,381         --         --
  Average daily census - HHHI (1) .................     37         --         --
  Guest days - Miraval (2) ........................  3,702         --         --
  Average daily guest count - Miraval (2) .........     41         --         --

(1)     HHHI was acquired effective March 1, 1996.

(2) Miraval commenced operations in December 1995. Complimentary guest days of 581 are included in the stated figures.

For the three-month period ended June 30, 1996, the loss before income tax benefit and net loss increased from $1.2 million in 1995 to $2.4 million in 1996. Net cash provided by operating activities was $5.7 million in 1995 compared to net cash used in operating activities of $804,000 in 1996.

Total net revenue increased $1.03 million to $4.8 million, an increase of 27% when compared to the same period in 1995. Results reflect commencement of operations at Miraval and the acquisition of HHHI. This increase was offset by a decrease in investment income attributable to the use of cash and investments for the development of Miraval.

Salaries and related benefits increased $1.9 million to $3.7 million, an increase of 99% when compared to the same period in 1995. The increase was primarily due to staffing requirements related to the operations at Miraval.

General and administrative expense increased $853,000 to $2.8 million, an increase of 44% when compared to the same period in 1995. The increase was due primarily to operational costs related to Miraval.

The Company recognized a pre-tax loss of $2.4 million for the three-month period ended June 30, 1996. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

SIX-MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1995

The significant changes in results of operations and net cash provided by (used in) operating activities for the six-month period ended June 30, 1996, compared to the same period in 1995 are discussed below.

                                                         Six Months Ended
                                                             June 30,
                                                   -----------------------------
                                                     1996       1995    % Change
                                                   --------   -------   --------
FINANCIAL RESULTS: (000s, except per share amounts)
   Total net revenue ..............................$  9,464   $ 7,741       22.3 %
   Total operating expenses, less business
     expansion costs ..............................  14,712     8,570       71.7 %
   Business expansion cost ........................      --       828     (100.0)%
   Net loss .......................................  (5,248)   (1,657)    (216.7)%
   Net loss per share of common stock .............   (0.61)    (0.19)    (221.1)%
   Net cash provided by (used in) operating
   activities .....................................  (3,438)    6,975     (149.3)%
OPERATING DATA:
   Patient days - STI .............................   8,212     8,916       (7.9)%
   Average daily census - STI .....................      45        49       (8.2)%
   Participant days - Onsite ......................   3,873     3,725        4.0 %
   Average daily census - Onsite ..................      21        21         --
   Participant days - HHHI (1) ....................   4,508        --         --
   Average daily census - HHHI (1) ................      37        --         --
   Guest days - Miraval (2) .......................   7,724        --         --
   Average daily guest count - Miraval (2) ........      42        --         --

(1)     HHHI was acquired effective March 1, 1996.
(2) Miraval commenced operations in December 1995. Complimentary guest days of 1,561 are included in the stated figures.

For the six-month period ended June 30, 1996, net loss increased $3.6 million to $5.2 million and net cash provided by operating activities decreased $10.4 million resulting in net cash used in operating activities of $3.4 million compared to the same period in 1995.

Total net revenue increased $1.7 million to $9.5 million, an increase of 22% when compared to the same period in 1995. Results reflect commencement of operations at Miraval and the acquisition of HHHI. This increase was offset by a decrease in investment income attributable to the use of cash and investments for the development of Miraval.

Salaries and related benefits increased $3.7 million to $7.5 million, an increase of 97% when compared to the same period in 1995. The increase was primarily due to staffing requirements related to the operations at Miraval.

General and administrative expense increased $1.8 million to $5.7 million, an increase of 47% when compared to the same period in 1995. The increase was primarily due to operational costs related to Miraval.

The Company recognized a pre-tax loss of $5.2 million for the six-month period ended June 30, 1996. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities and funds generated from the sale of investments and proceeds from public equity offerings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities has been primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and six-month periods ended June 30, 1996.

For the three-month period ended June 30, 1996 the Company had capital expenditures of approximately $114,000. Primarily as a result of operating expenditures required to support the Health and Leisure segment until it is self sufficient, the Company's cash from operations has decreased significantly. For the three-month period ended June 30, 1996, the Company's net cash used in operating activities was $804,000.

For the six-month period ended June 30, 1996 the Company had capital expenditures of approximately $1.6 million. Primarily as a result of operating expenditures required to support the Health and Leisure segment until it is self-sufficient and the aforementioned capital expenditures, the Company's cash reserves have decreased significantly. For the six-month period ended June 30, 1996 the Company's net cash used in operating activities was $3.4 million.

The Treatment segment's operational results for the three-month period ended June 30, 1996 reflect the segment's focus on attracting a high percentage of retail patients. During this period, 63% of patient revenue was derived from retail payments and the remaining 37% from third party payors. STI continues to experience pressure from third party payors and managed care organizations to restrict patient access to and payment for treatment services. Onsite derives its revenues almost entirely from retail payments by participants. Based on current census levels and operating expenses, STI believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

Miraval, the Company's Health and Leisure segment's primary line of business, commenced operations in December 1995. This segment's results are primarily affected by occupancy, average annual room rates and the segment's ability to manage costs. Miraval believes that it operates in a unique niche in an emerging health and leisure market. Marketing and advertising initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 29% through June 30, 1996 of which 76% were paying guests and 24% non-paying guests. As part of the segment's marketing strategy, media, travel and trade representatives as well as other key influencers have been invited to experience Miraval with the anticipation that Miraval will be promoted in the marketplace. Management believes the Health and Leisure segment will, in time, make a significant contribution to the Company's financial condition. However, until such time that it generates positive cash flow, short and long-term financing and the implementation of cost containment measures will be necessary to sustain its operations.

To meet its current liquidity requirements, the Company secured financing in the amount of $4.0 million on June 28, 1996. Interest and principal at 13.75% is payable in monthly installments of $52,599 through March, 1998 at which time all unpaid principal is due and payable. The financing is collateralized by certain real estate and property, plant and equipment owned by the Company. Proceeds were used to repay the existing balance on the $2.0 million LOC agreement obtained April 10, 1996 and assist with meeting short-term working capital requirements.

On April 3, 1996, the Company negotiated an agreement with Sundt Corporation ("Sundt"), the general contractor of the Miraval project, for the payment of approximately $3.7 million, which represented the remaining balance due Sundt at that date for the construction of Miraval. This agreement has a term of eighteen months and bears interest at an annual rate equal to the prime rate as established by Bank One, N.A. plus 4 percent. Sundt received a $300,000 payment at closing of the LOC and an additional $100,000 at the closing of the Company's $4 million financing. As part of this agreement, Sundt will receive $125,000 per month for a period of eleven months commencing in May 1996. The balance remaining after the aforementioned payments will be paid evenly in six monthly installments. Sundt has agreed to subordinate the master Mechanics' Lien recorded against Miraval's real property on March 28, 1996 to borrowings up to $5.0 million. Additionally, if the Company were to obtain secured borrowings in excess of $5.0 million or unsecured borrowings in excess of $3.0 million, the unpaid balance due Sundt would immediately become due. The Company is actively exploring additional financing alternatives which it believes will be adequate to maintain operations through 1996.

Effective March 1, 1996, the Company acquired certain operating assets and liabilities from HHHI. The acquisition price was not material to the Company's financial position, results of operations and cash flows at June 30, 1996 or for the six-month period then ended. In addition, the Company has agreed to purchase certain real property from the former owner of HHHI at a price equal to fair market value which is estimated to be approximately $1.5 million to $2.0 million. The Company will continue to lease this real property until the purchase closes. The Company does not expect HHHI to require significant capital resources in 1996. However, approximately $150,000 in capital has been funded for the retirement of certain outstanding obligations which were assumed by the Company as part of the acquisition.

To satisfy the Company's operational liquidity requirements, it will be necessary for the Company to secure additional financing. The Company cannot predict the terms or availability of such financing. Also, in order to alleviate current liquidity requirements, it is necessary for the Company to increase occupancy levels and to implement additional cost controls. Insufficient occupancy levels at Miraval or any significant decrease in STI's patient levels would adversely affect the Company's financial position, results of operations and cash flows. Management does not anticipate any significant impact upon operations as a result of inflation, nor has the Company historically experienced any such impact.

BUSINESS OUTLOOK

In 1996, the Treatment segment is projected to contribute significantly to the net income and cash flows of the Company. In order to meet this goal, management has implemented marketing initiatives focusing on increasing the average daily census (ADC) for STI's and Onsite's programs. Additionally, a 5% rate increase was implemented by STI on March 1, 1996. To ensure that cash receipts continue to follow historical trends, STI will focus on both referent and retail sectors, and will enhance existing utilization review procedures to improve reimbursement through third party payors.

In 1995, cost containment efforts were an important factor in the Treatment segment's results of operations, and these efforts will continue in 1996. In order to reduce the cost per patient and participant day, the segment will focus on managing labor and labor-related costs. This will be effected through the increased use of variable staffing which expands or contracts as determined by the ADC, the consolidation of certain positions and functions and the reduction or elimination of the use of consultants and contract labor. In addition, STI and Onsite are developing long-range plans for assessing the feasibility of changing certain components of their fixed cost structures.

Miraval commenced operations in December, 1995. As an early entrant in an emerging market niche, there are no industry-specific financial benchmarks from which the Company can draw conclusions for projecting future performance. Management's primary objective is to increase short- and long-term occupancy levels. In order to achieve this objective, Miraval will continue to implement marketing initiatives aimed primarily at upscale consumers predisposed to similar types of vacation experiences through travel/trade sources, news media, direct mail initiatives and with other entities and individuals in positions to influence consumers' vacation decisions. An aggressive direct sales operation will likewise be implemented. In addition, the implementation of cost containment measures in 1996 will be a critical factor in the Company's efforts to establish positive operating results. This will be effected through the increased use of variable staffing relative to any seasonal fluctuations in occupancy and the evaluation of all other operating expenditures in an effort to identify areas where efficiencies can be realized.

The April 1996 addition of Sigi Brauer as Managing Director of Miraval and President of Miraval Resort Group brings a significant new dimension to the Company's senior management. Among his many credentials, Mr. Brauer was a founding member of the management team that launched The Ritz-Carlton Hotel Company. Since joining the Company, Mr. Brauer has added a number of highly experienced sales professionals to Miraval's marketing staff, including Peter Faraone, former Vice President of Sales and Marketing for The Ritz-Carlton Hotel Company.

The Company continually monitors the economic performance of each operating entity to see that it meets desired cash flow objectives. If an operating entity is not generating the expected cash flows or does not fit with the Company's long-term strategic plans, the Company will explore various options such as consolidation of operations, closing the operating entity or outright sale. Periodically, the Company will reevaluate its position and take the appropriate corrective action.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's Discussion and Analysis of Results of Operations and Financial Condition contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. While management believes that such forward looking statements are accurate as of the date hereof, the actual results and conditions could differ materially from the statements contained herein. The information below should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included elsewhere and in other portions of this document.

In addition, the following other factors could cause actual results and conditions relating to liquidity and capital resources to differ materially.

Miraval represents a new and significant line of business for the Company. Miraval is the Company's initial entry into a unique niche in the emerging health and leisure market for which there is little, if any, industry market data available. Its products and services are different than those of traditional destination resorts or destination "spa" facilities. The Company has little experience in the marketing, management or operation of a facility of this nature, although it has hired qualified and experienced personnel from related operations.

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

The Company cannot be certain that Miraval will generate sufficient revenues to cover its operating expenses. Management believes that the existing capital resources of the Company are insufficient to meet its short-term capital needs. Additional capital may be available through short and long-term financing; however, the Company cannot predict the terms or availability of such financing.

Miraval competes in the competitive resort hotel/spa industry. In many instances, its competitors have greater name recognition and financial resources as well as long-standing relationships with travel agents and tour and trip planners. Management cannot anticipate what impact this will have on future occupancy levels.

Miraval offers a variety of indoor and outdoor athletic and other physical activities for its guests. Because of its lack of operating history, the Company cannot predict what impact the summer climate in Tucson, Arizona, will have on its occupancy levels and pricing structures. The summer season is typically the low season of the year in terms of occupancy and rates for Arizona's resort industry.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of Shareholders was held on May 31, 1996. The Company's shareholders elected George L. Ruff as a director and selected Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.62 Amendment 1 to Note Payable between NextHealth, Inc. and Sundt Corporation dated June 28, 1996.

        10.63 Loan Agreement between NextHealth, Inc. and Mortgages Ltd. dated June 25, 1996 (without exhibits).

        10.64 Secured Promissory Note between NextHealth, Inc. and Mortgages, Ltd. dated June 25, 1996.

        10.65 Deed of Trust, Assignment of Rents and Security Agreement between NextHealth, Inc. and Mortgages Ltd. dated June 25, 1996.

        10.66 Security Agreement between Sierra Tucson, Inc. and Mortgages Ltd. dated June 25, 1996 (without exhibits).

        10.67 Security Agreement between Sierra HealthStyles, Inc. and Mortgages Ltd. dated June 25, 1996 (without exhibits).

        10.68 Guaranty between Sierra Tucson, Inc. and Mortgages Ltd. dated June 25, 1996.

        10.69 Guaranty between Sierra HealthStyles, Inc. and Mortgages Ltd. dated June 25, 1996.

        27     Financial Data Schedule.

    (b) Reports on Form 8-K

        NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NextHealth, Inc.
                                      -----------------------------------------
                                      Registrant

DATE:   August 9, 1996                BY:  /s/ John H. Schmitz
                                         --------------------------------------
                                      JOHN H. SCHMITZ
                                      President and Chief Executive Officer

DATE:   August 9, 1996                BY:  /s/ Loree Thompson
                                         --------------------------------------
                                      LOREE THOMPSON
                                      Principal Financial and Accounting Officer