Form 10-Q
period 1996-09-30
NEXTHEALTH INC
filed 1996-11-19
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

On November 1, 1996, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 16 of all exhibits filed as a part of this report.

                                NEXTHEALTH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS






PART I - FINANCIAL INFORMATION                                                                           PAGE
Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1996 (unaudited) and
                 December 31, 1995.................................................................        3

           Unaudited Consolidated Statements of Operations for the three and nine month
                  periods ended September 30, 1996 and 1995 .......................................        4

           Unaudited Consolidated Statements of Cash Flows for the nine month periods
                     ended September 30, 1996 and 1995 ............................................        5

           Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
                nine month period ended September 30, 1996 ........................................        6

           Unaudited Notes to the Consolidated Financial Statements ...............................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations ........................................................................        9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings .......................................................................       16

Item 2.   Changes in Securities ...................................................................       16

Item 5.   Other Information .......................................................................       16

Item 6.   Exhibits and Reports on Form 8-K  .......................................................       19

Signatures ........................................................................................       20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)



                                                                      September 30,     December 31,
                                                                          1996              1995
                                                                      -------------     ------------
                                                                       (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents .......................................        $    430         $  2,864
    Short-term investments .....................................              --            1,635
    Accounts receivable, less allowance for doubtful accounts
       of $380 and $431, respectively ..........................             889            1,340
    Prepaid expenses ...........................................             672              476
    Other current assets .......................................             421              478
                                                                        --------         --------
       Total current assets ....................................           2,412            6,793
Property and equipment, net ....................................          39,554           40,158
Long-term receivables, less allowance for doubtful accounts
     of $62 and $70, respectively ..............................             185              211
Intangible assets, less amortization of $7 and $33, respectively             108              704
Other assets ...................................................             495               76
                                                                        --------         --------
       Total assets ............................................        $ 42,754         $ 47,942
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade ....................................        $  2,730         $  2,410
    Accounts payable, construction .............................              --            4,517
    Current portion of long-term debt ..........................           3,052               --
    Accrued expenses and other liabilities .....................           4,333            3,451
                                                                        --------         --------
       Total current liabilities ...............................          10,115           10,378
  Long-term debt and financing obligation, less current portion            4,642              985
                                                                        --------         --------
       Total liabilities .......................................          14,757           11,363
                                                                        --------         --------
  Stockholders' Equity:
    Preferred stock, $.01 par value, 4,000,000 shares
      authorized; no shares issued and outstanding .............              --               --
    Common stock, $.01 par value, 16,000,000 shares
      authorized; 8,554,938 shares outstanding at September 30,
      1996 and December 31, 1995 ...............................              86               86
    Additional paid-in capital .................................          43,453           43,453
    Accumulated deficit ........................................         (15,542)          (6,960)
                                                                        --------         --------
       Total stockholders' equity ..............................          27,997           36,579
                                                                        --------         --------
       Total liabilities and stockholders' equity ..............        $ 42,754         $ 47,942
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (000s, except per share amounts)
                                   (Unaudited)



                                             Three Months Ended                  Nine months Ended
                                               September 30,                       September 30,
                                           ----------------------             ----------------------
                                            1996            1995               1996             1995
                                           ------          ------             ------           -----
Revenue:
  Net operating revenue ..........        $  4,255         $  3,005         $ 13,502         $  9,368
  Investment income ..............              10              258               40            1,188
  Other revenue ..................              61               75              248              523
                                          --------         --------         --------         --------
        Total net revenue ........           4,326            3,338           13,790           11,079

Operating expenses:
  Salaries and related benefits ..           3,695            1,953           11,225            5,784
  General and administrative .....           3,017            1,893            8,759            5,799
  Business expansion .............              --            2,601               --            3,430
  Interest .......................             266               21              374               71
  Depreciation and amortization ..             681              402            2,014            1,184
                                          --------         --------         --------         --------

        Total operating expenses .           7,659            6,870           22,372           16,268
                                          --------         --------         --------         --------


Loss before income tax benefit ...          (3,333)          (3,532)          (8,582)          (5,189)
Income tax benefit ...............              --               --               --               --
                                          --------         --------         --------         --------
Net loss .........................        $ (3,333)        $ (3,532)        $ (8,582)        $ (5,189)
                                          ========         ========         ========         ========

Weighted average shares of common
stock outstanding ................           8,554            8,549            8,554            8,545
                                          ========         ========         ========         ========

Net loss per share of common stock        $  (0.39)        $  (0.41)        $  (1.00)        $  (0.61)
                                          ========         ========         ========         ========

    The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                   (Unaudited)


                                                                                             Nine months Ended
                                                                                               September 30,
                                                                                       ---------------------------
                                                                                         1996                1995
                                                                                       --------           --------
Cash flows from operating activities:
   Net loss .................................................................          $ (8,582)          $ (5,189)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
   Depreciation and amortization ............................................             2,014              1,184
   Provision (benefit) for bad debts ........................................              (122)               155
Changes in operating assets and liabilities net of effects from acquisitions:
   Decrease (increase) in assets:
      Accounts receivable ...................................................               598              1,991
      Prepaid and other assets ..............................................              (473)              (495)
   Increase in liabilities:
      Accounts payable and accrued liabilities ..............................             2,225              5,156
      Income taxes receivable ...............................................                --              4,507
                                                                                       --------           --------
Net cash (used in) provided by operating activities .........................            (4,340)             7,309
                                                                                       --------           --------
Cash flows for investing activities:
   Purchase of property and equipment, net ..................................            (1,103)            (8,710)
   Business acquisitions, net of cash acquired ..............................               (88)              (130)
   Sale of Hilton Head Health Institute .....................................               199                 --
   Purchase of long-term investments ........................................                --            (14,162)
   Sale of long-term investments ............................................                --              9,325
                                                                                       --------           --------
Net cash used in investing activities .......................................              (992)           (13,677)
                                                                                       --------           --------
Cash flows from financing activities:
   Exercise of Common Stock Options .........................................                --                 22
   Proceeds from long-term debt .............................................             3,929                 --
   Reduction of long-term debt ..............................................            (2,666)              (119)
                                                                                       --------           --------
Net cash used in financing activities .......................................             1,263                (97)
                                                                                       --------           --------
Net decrease in cash and cash equivalents ...................................            (4,069)            (6,465)
Cash and equivalents at beginning of period .................................             4,499             11,741
                                                                                       --------           --------

Cash and equivalents at end of period .......................................          $    430           $  5,276
                                                                                       ========           ========


   The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                   (Unaudited)





                                                                            Additional                                Total
                                              Common Stock                   Paid-in           Accumulated        Stockholders'
                                          Cost             Shares             Capital            Deficit              Equity
                                       ---------          ---------          ---------          ----------          ----------

Balance at December 31, 1995           $      86          8,554,938          $  43,453          $  (6,960)          $  36,579
Net loss for the nine months
     ended September 30, 1996                 --                 --                 --             (8,582)             (8,582)
                                       ---------          ---------          ---------          ----------          ----------
Balance at September 30, 1996          $      86          8,554,938          $  43,453          $ (15,542)          $  27,997
                                       =========          =========          =========          =========           =========




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

The Company operates in two distinct business segments. The Treatment segment includes Sierra Tucson, Inc. ("STI"), a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis and Onsite Workshops, Inc. ("Onsite"), which offers short-term therapeutic experiences and workshops. (See Note 3.) The Health and Leisure segment includes Miraval(TM), a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment, which opened in late 1995 and Hilton Head Health Institute, Inc. ("HHHI"), a provider of weight management programs for the development and maintenance of healthy lifestyles as well as fitness, nutrition, stress management and other lifestyle change programs, acquired in March 1996. (See Note 3.)

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying interim consolidated financial statements as of September 30, 1996 and for the three and nine-month periods ended September 30, 1996 and 1995 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

NOTE 3 - DIVESTITURES

On October 18, 1996, the Company announced the divestiture of Onsite Workshops, Inc. and Hilton Head Health Institute in order to further reduce corporate overhead, eliminate long-term debt obligations and focus on its two primary lines of business, Miraval and Sierra Tucson, Inc. The Onsite sale, which will be completed on November 30, 1996, was made to the original owners in exchange for the assumption of existing obligations. Goodwill of $281,000 recorded in connection with the Onsite acquisition was written-off in anticipation of this sale. The HHHI was purchased by NextHealth's President and Chief Executive Officer, John Schmitz on October 1, 1996 for cash of $275,000 and assumption of certain debt obligations, including the purchase of real property, such that no gain or loss was realized by the Company on the sale. The Company guarantees up to $130,000 of any loss related to the sale of the real property by John Schmitz to an unaffiliated third party. The HHHI sales transaction was recorded in the accompanying September 30, 1996 financial statements. This transaction was reviewed and approved by an independent committee of the Company's Board of Directors. In considering the divestiture of these two lines of business, the Board concluded that neither offered a significant long-term profit potential when compared to Miraval and Sierra Tucson, Inc. In addition, the divestitures have a minimal impact on the Company's financial position, operations or cash flow.


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

On June 28, 1996, the Company secured financing in the amount of $4,000 with Mortgages Ltd. Principal and interest at 13.75% is payable in monthly installments of $53 through March, 1998 at which time all unpaid principal is due and payable. The financing is collateralized by certain real estate and property, plant and equipment owned by the Company. Proceeds were used to repay the existing balance on the LOC and to assist with meeting short-term working capital requirements.

On November 15, 1996, the Company completed separate equity and debt transactions with affiliates of Apollo Real Estate Advisors, L.P. (See Part II,
Item 5). Both Sundt and Mortgages Limited were paid in full. See discussion in the "Liquidity and Capital Resources" section.

NOTE 5 - SUBSEQUENT EVENTS

See Part II - Other Information, Item 5, Other Information.


NOTE 6 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified to conform to the presentation used in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment includes Sierra Tucson, Inc., a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis and Onsite, which offers short-term therapeutic experiences and workshops. The Health and Leisure segment includes Miraval, a unique vacation experience blending stress management and self-discovery programs in a 106 room luxury health resort environment, which opened in late 1995 and HHHI, a provider of weight management programs for the development and maintenance of healthy lifestyles as well as fitness, nutrition, stress management and other lifestyle change programs which was acquired in March 1996. Agreements to sell both Onsite and HHHI were executed after September 30, 1996.

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health resort providing a full range of self-discovery, stress management and recreational activities. For the nine-month period ended September 30, 1996, the Treatment segment accounted for approximately 62% of all the Company's operating revenues and approximately 37% of operating expenses while the Health and Leisure segment accounted for approximately 37% of the Company's operating revenue and approximately 46% of operating expenses. However, the Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

The significant changes in results of operations and net cash provided by (used in) operating activities for the three-month period ended September 30, 1996, compared to the same period in 1995 are discussed below.


                                                                                   Three Months Ended
                                                                                      September 30
                                                               ------------------------------------------------------
                                                                     1996                  1995            % Change
                                                               ------------------    ------------------   -----------

FINANCIAL RESULTS: (000s, except per share amounts)
  Total net revenue .................................                $ 4,326           $ 3,338               29.6 %
  Total operating expenses, less business expansion
      costs .........................................                  7,659             4,269               79.4 %
  Business expansion costs ..........................                     --             2,601             (100.0)%
  Net loss ..........................................                 (3,333)           (3,532)               5.6 %
  Net loss per share of common stock ................                   (.39)             (.41)               4.9 %
  Net cash provided by (used in) operating activities                   (902)              334             (370.1)%
OPERATING DATA:
  Patient days - STI ................................                  3,470             4,266              (18.7)%
  Average daily census - STI ........................                     38                46              (17.4)%
  Participant days - Onsite .........................                  1,927             2,137               (9.8)%
  Average daily census - Onsite .....................                     21                23               (8.7)%
  Participant days - HHHI (1) .......................                  2,569                --                 --
  Average daily census - HHHI (1) ...................                     28                --                 --
  Guest days - Miraval (2) ..........................                  4,893                --                 --
  Average daily guest count - Miraval (2) ...........                     53                --                 --

(1)      HHHI was acquired effective March 1, 1996.
(2) Miraval commenced operations in December 1995. Complimentary guest days of 334 are included in the stated figures.

For the three-month period ended September 30, 1996, the loss before income tax benefit and net loss decreased from $3.5 million in 1995 to $3.3 million in 1996. Net cash provided by operating activities was $334,000 in 1995 compared to net cash used in operating activities of $902,000 in 1996.

Total net revenue increased $1.0 million to $4.3 million, an increase of 30% when compared to the same period in 1995. Results reflect commencement of operations at Miraval and the acquisition of HHHI. This increase was offset by a decrease in investment income attributable to the use of cash and investments for the development of Miraval.

Salaries and related benefits increased $1.7 million to $3.7 million, an increase of 89% when compared to the same period in 1995. The increase was primarily due to staffing requirements related to the operations at Miraval.

General and administrative expense increased $1.1 million to $3.0 million, an increase of 59% when compared to the same period in 1995. The increase was due primarily to operational costs related to Miraval. This increase was partially offset by a decrease in general and administrative expense of $356,000 at Sierra

Tucson, Inc.

The Company recognized a pre-tax loss of $3.3 million for the three-month period ended September 30, 1996. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

The significant changes in results of operations and net cash provided by (used in) operating activities for the nine-month period ended September 30, 1996, compared to the same period in 1995 are discussed below.



                                                                                   Nine Months Ended
                                                                                      September 30
                                                               ------------------------------------------------------
                                                                     1996                  1995            % Change
                                                               ------------------    ------------------   -----------

FINANCIAL RESULTS: (000s, except per share amounts)
   Total net revenue .................................            $ 13,790             $ 11,079             24.5 %
   Total operating expenses, less business expansion
      costs ..........................................              22,372               12,838             74.3 %
   Business expansion cost ...........................                  --                3,430             (100.0)%
   Net loss ..........................................              (8,582)              (5,189)            (65.4)%
   Net loss per share of common stock ................               (1.00)               (0.61)            (63.9)%
   Net cash provided by (used in) operating activities              (4,340)               7,309             (159.4)%

OPERATING DATA:
   Patient days - STI ................................              11,682               13,182             (11.4)%
   Average daily census - STI ........................                  43                   48             (10.4)%
   Participant days - Onsite .........................               5,800                5,862              (1.1)%
   Average daily census - Onsite .....................                  21                   22              (4.5)%
   Participant days - HHHI (1) .......................               7,077                   --                --
   Average daily census - HHHI (1) ...................                  26                   --                --
   Guest days - Miraval (2) ..........................              12,617                   --                --
   Average daily guest count - Miraval (2) ...........                  46                   --


(1) HHHI was acquired effective March 1, 1996 and was sold on October 1, 1996.
(2) Miraval commenced operations in December 1995. Complimentary guest days of 1,895 are included in the stated figures.

For the nine-month period ended September 30, 1996, net loss increased $3.4 million to $8.6 million and net cash provided by operating activities decreased $14.0 million resulting in net cash used in operating activities of $6.7 million compared to the same period in 1995.

Total net revenue increased $2.7 million to $13.8 million, an increase of 24% when compared to the same period in 1995. Results reflect commencement of operations at Miraval and the acquisition of HHHI. This increase was offset by a decrease in investment income attributable to the use of cash and investments for the development of Miraval.

Salaries and related benefits increased $5.4 million to $11.2 million, an increase of 94% when compared to the same period in 1995. The increase was primarily due to staffing requirements related to the operations at Miraval.

General and administrative expense increased $3.0 million to $8.8 million, an increase of 51% when compared to the same period in 1995. The increase was primarily due to operational costs related to Miraval. The Company recognized a pre-tax loss of $8.6 million for the nine-month period ended September 30, 1996. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities and funds generated from the sale of investments and proceeds from public equity offerings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities has been primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and nine-month periods ended September 30, 1996.

Primarily as a result of operating expenditures required to support the Health and Leisure segment until it is self sufficient, the Company's cash from operations has decreased significantly. For the three-month period ended September 30, 1996, the Company's net cash used in operating activities was $902,000.

For the nine-month period ended September 30, 1996 the Company had net capital expenditures of approximately $1.1 million. Primarily as a result of operating expenditures required to support the Health and Leisure segment until it is self-sufficient and the aforementioned capital expenditures, the Company's cash reserves have decreased significantly. For the nine-month period ended September 30, 1996 the Company's net cash used in operating activities was $4.3 million.

The Treatment segment's operational results for the three-month period ended September 30, 1996 reflect the segment's focus on attracting a high percentage of retail patients. During this period, 74% of patient revenue was derived from retail payments and the remaining 26% from third party payors. STI continues to experience pressure from third party payors and managed care organizations to restrict patient access to and payment for treatment services. Based on current census levels and operating expenses, STI believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

Miraval, the Company's Health and Leisure segment's primary line of business, commenced operations in December 1995. This segment's results are primarily affected by occupancy, average annual room rates and the segment's ability to manage costs. Miraval believes that it operates in a unique niche in an emerging health and leisure market. Marketing and advertising initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 31% through September 30, 1996 of which 83% were paying guests and 17% non-paying guests. As part of the segment's marketing strategy, media, travel and trade representatives as well as other key influencers have been invited to experience Miraval with the anticipation that Miraval will be promoted in the marketplace. Management believes the Health and Leisure segment will, in time, make a significant contribution to the Company's financial condition. However, until such time that it generates positive cash flow, short and long-term financing and the implementation of cost containment measures will be necessary to sustain its operations.

To meet its current liquidity requirements, the Company entered into a financing transaction. (See Item 5.)

The financing transaction closed on November 15, 1996. The proceeds from the transaction were approximately $12,340,000. The source and use of funds are as follows:

Source of Funds
-    Preferred Stock - Series A                                                                       $  1,578,000
-    Preferred Stock - Series B                                                                          2,672,000
-    Debt                                                                                                8,090,000
                                                                                                       -----------
         Total Source of Funds                                                                          12,340,000

Use of Funds
-    Payoff of contractor obligations to Sundt Corporation                                               2,680,000
-    Funds placed into escrow  to pay off the first mortgage with Mortgages Ltd. (1)                     4,235,000
-    Payoff short term working capital loans                                                               800,000
                                                                                                        ----------
         Total Debt Repayments                                                                           7,715,000
-    Funds available to meet operating cash requirements and alleviate net
     working capital deficit (2)                                                                         4,625,000
                                                                                                       -----------
         Total Use of Funds                                                                            $12,340,000
                                                                                                       ===========

(1) Funds were placed in escrow to avoid a prepayment penalty of approximately $158,000. The funds placed in escrow will be used to pay off the principal balance on January 4, 1997. The Company expects to receive approximately $260,000 from the escrow monies after paying off the balance on January 4, 1997.

(2) The funds available to meet operating cash requirements and alleviate net working capital deficit will be utilized to bring trade accounts payable and other current liabilities up to a current status. After disbursing the funds necessary to bring trade payables and other current liabilities to a current status, the Company expects to have approximately $1,500,000 in cash (cash on hand) available to meet future operating cash requirements.

The financing transaction (see Item 5) contains certain provisions related to a stand by commitment for an additional $5,000,000. To the extent that cash on hand is not enough to meet future operating cash requirements, the stand by funds will be utilized to provide the cash necessary to fund future operating cash requirements.

The Company must receive shareholder approval for certain items related to the financing transaction (see Item 5). If shareholder approval of these items is not obtained prior to March 15, 1997, the debt of $8,090,000 becomes immediately due and payable as well as any accrued interest thereon and the $4,250,000 of Preferred Stock is redeemable at the option of the holders, out of funds legally available therefor. To the extent that shareholder approval is not obtained related to those items required in the equity financing transaction, this would create an immediate and significant liquidity crisis for the Company. The effect of this potential liquidity crisis would have a major impact on the Company's ability to continue operations.

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

BUSINESS OUTLOOK

In 1997, the Company expects to realize a significant contribution to net income and cash flow from its primary lines of business -- Treatment and Health & Leisure.

Performance in the Treatment segment (Sierra Tucson, Inc.) will be driven by continued aggressive implementation of cost controls and new marketing initiatives. Particular emphasis will be placed on increasing the number of self-pay patients through a combination of innovative treatment programs and focused advertising, direct mail, field sales and outbound telemarketing campaigns.

Recently introduced programs such as Recovery Plus(TM) and Sierra Care(TM) will continue to be promoted to major referent and retail market sectors, and will likewise be introduced to the corporate marketplace. Recovery Plus(TM) is a unique product which ensures that a chemically-dependent patient who relapses during the first six months following discharge will be readmitted for an additional 10-14 days at a very modest per diem rate. This program is the first of its kind in the treatment field, and visible evidence of STI's commitment to the long-term recovery of each patient, and the proven effectiveness of the Sierra Model(TM).

Sierra Care is an all-inclusive addictions package which provides the patient with the tools necessary to meet their recovery goals within a 24 day time frame -- and at a substantially reduced cost. Sierra Care is designed for addiction patients with a lower acuity on the mental health diagnosis, and those who fall more into a straight chemical dependency diagnosis.

STI will continue its traditional marketing efforts to the referent therapist community, and look for the continued double-digit growth of prospective patients which has characterized the third quarter of 1996.

Miraval, the Company's initial entry in the Health & Leisure category, has now been in operation for nine months, and appears poised for steadily improving performance in 1997. The resort has received extensive press coverage in such diverse media as CNN, InStyle, Gourmet, and Vogue magazine (to name a few), and has likewise gained a high level of awareness among consumers and travel professionals.

Management's primary objective for Miraval in 1997 is to build short and long-term occupancy levels while maintaining our unique program structure and operational excellence. Marketing initiatives will be aimed primarily at upscale consumers and top-echelon travel agents as well as corporate and incentive groups. The Miraval message will be delivered through a blend of direct sales and advertising -- including print, data base- driven direct mail, and public relation activities.

Cost containment measures will continue to be a critical management objective in 1997. Variable staffing relative to seasonal occupancy fluctuations, a more structured program format, and self-directed internal work teams focusing on all aspects of operational quality should further improve efficiencies and cash flow.

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

The Company must receive shareholder approval for certain items related to the financing transaction (see Item 5). If shareholder approval of these items is not obtained prior to March 15, 1997, the debt of $8,090,000 becomes immediately due and payable as well as any accrued interest thereon and the $4,250,000 of Preferred Stock is redeemable at the option of the holders, out of funds legally available therefor. To the extent that shareholder approval is not obtained related to those items required in the equity financing transaction, this would create an immediate and significant liquidity crisis for the Company. The effect of this potential liquidity crisis would have a major impact on the Company's ability to continue operations.

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


ITEM 2.  CHANGES IN SECURITIES

See Item 5 - Other Information - "Financing Transaction".


ITEM 5.  OTHER INFORMATION

                             Financing Transactions

On November 15, 1996 ("Closing Date"), the Company completed separate equity and debt transactions with affiliates of Apollo Real Estate Advisors, L.P. ("Apollo") which consisted of: (a) the sale to AP NH LLC, a Delaware limited liability company ("APNH") of (I) shares of two series of Preferred Stock in the aggregate amount of $4,250,000 (the "Preferred Stock Transaction") and (ii) a warrant (the "Warrant") to purchase 500,000 shares of the Company's Common Stock ("Common Stock") and (b) a secured loan in the amount of $13,090,000 (the "Debt Transaction") with AP LOM LLC, a Delaware limited liability company ("APLOM"). The proceeds from these transactions will be used to retire various short-term obligations, fund immediate cash flow requirements, and support the long-term expansion of the Company's Miraval Health and Leisure resort. Apollo is a real estate investment firm located in New York.

Preferred Stock Transaction

The Preferred Stock Transaction consists of the sale to APNH of 17,109 shares of Series A Preferred Stock at a price of $92.26 per share ($1,578,476) and 28,956 shares of Series B Preferred Stock at a price of $92.26 per share ($2,671,480). Reference herein to "Preferred Stock" shall include Series A Preferred Stock and Series B Preferred Stock.

Immediately prior to the Closing Date, the Company's Board of Directors created two series of Preferred Stock consisting of 46,065 of Series A Preferred Stock and 28,956 shares of Series B Stock. The following is a summary of the respective designations, preferences and rights of the Series A and Series B Preferred Stock as set forth in the Certificate of Designation, Preference and Rights filed with the State of Delaware, Office of the Secretary of State ("Series Designation").

1. Dividends. The holders of Series A Preferred Stock are not entitled to receive dividends unless there is a default (as discussed below) in which event the default rate on the Series A Preferred Stock will be 18%. The holders of Series B Preferred Stock are entitled to receive cumulative, preferred dividends at the rate of 12% per annum from January 1, 1997 to January 31, 1997 and at the rate of 18% per annum from February 1, 1997 and thereafter and upon a default of the provisions of the Series Designation.

So long as any shares of Preferred Stock remain outstanding, the Company may not declare or pay any cash dividends or make any other distributions with respect to the Common Stock.

2. Liquidation Preferences. In the event of any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock shall be entitled to a liquidation preference over the holders of Common Stock in the amount of any accrued but unpaid dividends. There are no other liquidation preferences.

3. Voting Rights. The holders of Series B Preferred Stock do not possess any voting rights. The holders of Series A Preferred Stock are entitled to vote on all matters presented to the Company's shareholders for a vote and, except with respect to the election of Directors, each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes per share as shall equal the number of shares of the Company's common stock into which such share of Series A Preferred Stock is then convertible. Initially, each share of Series A Preferred Stock is convertible into 100 shares of Common Stock.

In addition, the holders of Series A Preferred Stock, as a class, are entitled to elect four directors to the Company's Board of Directors ("Preferred Directors").

Upon the occurrence of an event of default as defined in the Series Designation, the holders of Series A Preferred Stock will become entitled to elect a majority of the Company's Board of Directors.

A majority vote of the holders of the outstanding Series A Preferred Stock is required in order to approve certain transactions including: (I) the amendment of the Company's Certificate of Incorporation so as to adversely affect the rights of the holders of Series A Preferred Stock or any of the provisions of the Certificate of Designation; (ii) authorize, create or issue any class of capital stock that is senior to or pari passu with the Series A Preferred Stock or (iii) enter into a transaction having a total value in excess of $250,000 per transaction except under certain conditions.

4. Conversion of Preferred Stock into Common Stock. As of the Closing Date, each share of Series A Preferred Stock is convertible into 100 shares of Common Stock or 1,710,900 shares in the aggregate. Shares of Series B Preferred Stock are not convertible into Common Stock . The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment to reflect certain transactions affecting the Common Stock such as issuance of Common Stock at less than $0.9226 per share, stock dividends, splits, reverse splits, etc. Upon Shareholder Approval (as defined below) an additional 28,956 shares of Series A Preferred Stock is issuable which will be convertible into 2,895,600 shares of Common Stock.

5. Conversion of Series B Preferred Stock into Series A Preferred Stock. Each share of Series B Preferred Stock is subject to mandatory conversion into Series A Preferred Stock, on a one for one basis, upon the approval by a majority of the total votes cast by the stockholders of Company of the issuance of additional shares of Series A Preferred Stock in excess of 17,109 shares ("Shareholder Approval"); provided such approval is obtained prior to March 15, 1997.

Each share of Series B Preferred Stock shall be convertible, at the option of the holder, into one share of Series A Preferred Stock after March 15, 1997 unless shareholder approval has been obtained and after June 15, 1997 unless the Company's Certificate of Incorporation has been amended to delete Article 9 thereof. Article 9 imposes a 66 2/3% affirmative shareholder voting requirement in connection with certain change of control transactions such as a merger, consolidation, sale of assets, etc.

The Company anticipates that a meeting of the shareholders will be held prior to March 15, 1997 in order to consider whether or not (I) the shares of Series B Preferred Stock should be converted into Series A Preferred Stock and (ii)
Article 9 should be deleted.

Two shareholders holding an aggregate 2,686,762 shares of Company Common Stock have granted an irrevocable proxy to APNH to vote all their shares in favor of the foregoing items and for the election of the Preferred Directors.

6. Redemption. Commencing on January 1, 2001, the Company may, at its option, redeem shares of Preferred Stock at a price per share equal to the redemption price of $92.26 per share ("Redemption Price") plus all accrued but unpaid dividends.

If Shareholder Approval has not been obtained before March 15, 1997, unless and until Shareholder Approval is obtained, the holders of Preferred Stock shall have the option to require the Company to redeem all or any portion of their Preferred Stock at a price equal to the Redemption Price plus all accrued and unpaid dividends.

Unless and until Shareholder Approval is obtained, upon a "change in control" as defined in the Series Designation, the holders of Preferred Stock shall have the option to require the Company to redeem all but not less than all of their shares of Preferred Stock at a price equal to the greater of 200% of the Redemption Price or the fair market value of the aggregate number of shares of Common Stock into which such shares are convertible on the effective date of such change in control. A change of control includes the acquisition of 20% or more of the outstanding voting stock of the Company; the merger or consolidation or sale of substantially all of the assets of the Company or if the Preferred Directors cease to constitute at least forty percent (40%) of the Board of Directors.

Unless and until Shareholder Approval is obtained, upon the occurrence of any default, the holders of Preferred Stock shall have the option to require the Company to redeem all but not less than all of the shares of Preferred Stock held by such person at a price equal to the redemption price plus all accrued but unpaid dividends. Events of default include the failure to pay dividends for any of two quarterly periods, a default under the Stock Purchase Agreement and the passage of fifteen days thereafter, a default under the Credit Agreement, etc.

Warrant

The Warrant entitles APNH to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share. The Warrant is exercisable only on or after March 15, 1997 and before November 14, 2006. The exercise price and number of shares purchasable are subject to adjustment to reflect certain transactions affecting the Common Stock such as stock dividends, splits, reverse splits, etc.

Debt Transaction

The Debt Transaction consisted of a loan funded at the time of closing in the principal amount of $8,090,000 together with a $5,000,000 standby commitment. The promissory notes evidencing the Debt Transaction ("Promissory Notes") bear interest at the rate of 10% per annum during the first year; 11% during the second year and 12% during the third year and increases to 18% per annum upon the occurrence of an event of default or on February 1, 1997 if Shareholder Approval has not been obtained by that date. The Promissory Notes mature on the third anniversary of the Closing Date. The Promissory Notes become immediately due and payable if such shareholder approval has not been obtained on or before March 15, 1997.

The Promissory Notes are secured by a deed of trust to essentially all of the land and buildings of the Company, a security interest in all of its personal property and by the collateral pledge of the Company's stock in each of its subsidiaries.

                    Transfer of Assets of Sierra Tucson, Inc.

On November 13, 1996, immediately prior to the completion of a debt and equity transaction with affiliates of Apollo Real Estate Advisors ("Apollo") and at the request of Apollo, the assets of Sierra Tucson, Inc. were transferred to Soften Realty, L.L.C., a Delaware limited liability company comprised of NextHealth, Inc. and AP NH, L.L.C., a Delaware limited liability company ("Soften"). The transfer of assets to Soften will not materially affect the operation of the Company. The purchase price for the assets so transferred is $8,000,000 with a nominal cash payment and the balance payable in accordance with a promissory note delivered at the closing secured by a Security Agreement.

                               Management Changes

On November 14, 1996, John H. Schmitz resigned as the Company's President, Chief Executive Officer and Chief Financial Officer and as a director. The Company's Chairman of the Board and founder, Mr. William T. O'Donnell, Jr., was appointed acting Chief Executive Officer and President and Ms. Loree Thompson was appointed as acting Chief Financial Officer. Mr. Stephen Berger was elected to fill the vacancy created by the resignation and to serve the remaining term of Mr. Schmitz. Mr. Berger is a partner in the Chicago law firm of Neal, Gerber and Eisenberg.

Immediately following the closing of the Preferred Stock Transaction, the holders of Series A Preferred Stock elected the following persons as directors of the Company: Lee S. Neibart, W. Edward Scheetz, Bruce Spector and Alfred C. Trivilino. Each of the Preferred Directors is affiliated with Apollo.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                  NONE

     (b)  Reports on Form 8-K

                  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NextHealth, Inc.
                                     -------------------------------------------
                                     Registrant

DATE:  November 19, 1996             BY:  /s/ William T. O'Donnell, Jr.
                                          --------------------------------------
                                     WILLIAM T. O'DONNELL, JR.
                                     President and Chief Executive Officer


DATE:   November 19, 1996            BY:  /s/ Loree Thompson
                                          --------------------------------------
                                     LOREE THOMPSON
                                     Principal Financial and Accounting Officer