Form 10-Q/A
period 1996-09-30
NEXTHEALTH INC
filed 1996-12-20
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-Q/A NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the Transition Period from ___________ to ___________


                         Commission File Number: 0-17969
                                                 _______

                                NEXTHEALTH, INC.
             ______________________________________________________
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                      86-0589712
           ________                                      __________
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



16600 N. Lago Del Oro Parkway, Tucson, Arizona                          85739
______________________________________________                        __________
   (Address of Principal Executive Offices)                           (Zip Code)


                                 (520) 792-5800
                  ____________________________________________
              (Registrant's Telephone Number, including Area Code)


                                       N/A
           ___________________________________________________________
             (Former name, former address and former fiscal year, if
                           changed since last report)


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

Reference is made to the listing beginning on page 21 of all exhibits filed as a part of this report.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                                 PAGE
==============================                                                                 ====

Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 1996 (unaudited) and
               December 31, 1995 .........................................................      3
         Unaudited Consolidated Statements of Operations for the three and nine month
                periods ended September 30, 1996 and 1995 ................................      4
         Unaudited Consolidated Statements of Cash Flows for the nine month periods
                     ended September 30, 1996 and 1995 ...................................      5
         Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
              nine month period ended September 30, 1996 .................................      6
         Unaudited Notes to the Consolidated Financial Statements ........................      7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations .................................................................      9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................................     16
Item 2.  Changes in Securities ...........................................................     16

Item 5.  Other Information ...............................................................     16

Item 6.  Exhibits and Reports on Form 8-K ................................................     21
Signatures ...............................................................................     22

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)



                                                                  September 30,  December 31,
                                                                       1996          1995
                                                                     --------      --------
                                                                  (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents .......................................     $    430      $  2,864
    Short-term investments .....................................           --         1,635
    Accounts receivable, less allowance for doubtful accounts
       of $380 and $431, respectively ..........................          889         1,340
    Prepaid expenses ...........................................          672           476
    Other current assets .......................................          421           478
                                                                     --------      --------
       Total current assets ....................................        2,412         6,793
Property and equipment, net ....................................       39,554        40,158
Long-term receivables, less allowance for doubtful accounts
     of $62 and $70, respectively ..............................          185           211
Intangible assets, less amortization of $7 and $33, respectively          108           704
Other assets ...................................................          495            76
                                                                     --------      --------
       Total assets ............................................     $ 42,754      $ 47,942
                                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade ....................................     $  2,730      $  2,410
    Accounts payable, construction .............................           --         4,517
    Current portion of long-term debt ..........................        3,052            --
    Accrued expenses and other liabilities .....................        4,333         3,451
                                                                     --------      --------
       Total current liabilities ...............................       10,115        10,378
  Long-term debt and financing obligation, less current
    portion ....................................................        4,642           985
                                                                     --------      --------
       Total liabilities .......................................       14,757        11,363
                                                                     --------      --------
  Stockholders' Equity:
    Preferred stock, $.01 par value, 4,000,000 shares
      authorized; no shares issued and outstanding .............           --            --
    Common stock, $.01 par value, 16,000,000 shares
      authorized; 8,554,938 shares outstanding at September 30,
      1996 and December 31, 1995 ...............................           86            86
    Additional paid-in capital .................................       43,453        43,453
    Accumulated deficit ........................................      (15,542)       (6,960)
                                                                     --------      --------
       Total stockholders' equity ..............................       27,997        36,579
                                                                     --------      --------
       Total liabilities and stockholders' equity ..............     $ 42,754      $ 47,942
                                                                     ========      ========


    The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (000s, except per share amounts)
                                   (Unaudited)



                                       Three Months Ended          Nine months Ended
                                          September 30,              September 30,
                                     ----------------------      ----------------------
                                       1996          1995          1996          1995
                                     --------      --------      --------      --------
Revenue:
  Net operating revenue ............   $  4,255      $  3,005      $ 13,502      $  9,368
  Investment income ................         10           258            40         1,188
  Other revenue ....................         61            75           248           523
                                     --------      --------      --------      --------
        Total net revenue ..........      4,326         3,338        13,790        11,079

Operating expenses:
  Salaries and related benefits ....      3,695         1,953        11,225         5,784
  General and administrative .......      3,017         1,893         8,759         5,799
  Business expansion ...............         --         2,601            --         3,430
  Interest .........................        266            21           374            71
  Depreciation and amortization ....        681           402         2,014         1,184
                                     --------      --------      --------      --------

        Total operating expenses ...      7,659         6,870        22,372        16,268
                                     --------      --------      --------      --------


Loss before income tax benefit .....     (3,333)       (3,532)       (8,582)       (5,189)
Income tax benefit .................         --            --            --            --
                                     --------      --------      --------      --------
Net loss ...........................   $ (3,333)     $ (3,532)     $ (8,582)     $ (5,189)
                                     ========      ========      ========      ========

Weighted average shares of common
stock outstanding ..................      8,554         8,549         8,554         8,545
                                     ========      ========      ========      ========

Net loss per share of common stock..   $  (0.39)     $  (0.41)     $  (1.00)     $  (0.61)
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                   (Unaudited)


          `                                                                            Nine months Ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                       1996          1995
                                                                                     --------      --------

Cash flows from operating activities:
   Net loss ....................................................................     $ (8,582)     $ (5,189)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
   Depreciation and amortization ...............................................        2,014         1,184
   Provision (benefit) for bad debts ...........................................         (122)          155
Changes in operating assets and liabilities net of effects from acquisitions:
   Decrease (increase) in assets:
      Accounts receivable ......................................................          598         1,991
      Prepaid and other assets .................................................         (473)         (495)
   Increase in liabilities:
      Accounts payable and accrued liabilities .................................        2,225         5,156
      Income taxes receivable ..................................................           --         4,507
                                                                                     --------      --------
Net cash (used in) provided by operating activities ............................       (4,340)        7,309
                                                                                     --------      --------
Cash flows for investing activities:
   Purchase of property and equipment, net .....................................       (1,103)       (8,710)
   Business acquisitions, net of cash acquired .................................          (88)         (130)
   Sale of Hilton Head Health Institute ........................................          199            --
   Purchase of long-term investments ...........................................           --       (14,162)
   Sale of long-term investments ...............................................           --         9,325
                                                                                                   --------
Net cash used in investing activities ..........................................         (992)      (13,677)
                                                                                     --------      --------
Cash flows from financing activities:
   Exercise of Common Stock Options ............................................           --            22
   Proceeds from long-term debt ................................................        3,929            --
   Reduction of long-term debt .................................................       (2,666)         (119)
                                                                                     --------      --------
Net cash used in financing activities ..........................................        1,263           (97)
                                                                                     --------      --------
Net decrease in cash and cash equivalents ......................................       (4,069)       (6,465)
Cash and equivalents at beginning of period ....................................        4,499        11,741
                                                                                     --------      --------

Cash and equivalents at end of period ..........................................     $    430      $  5,276
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                   (Unaudited)





                                                             Additional                       Total
                                       Common Stock            Paid-in     Accumulated    Stockholders'
                                    Cost         Shares        Capital       Deficit         Equity
                                  ---------     ---------     ---------     ---------      ---------

Balance at December 31, 1995      $      86     8,554,938     $  43,453     $  (6,960)     $  36,579
Net loss for the nine months
     ended September 30, 1996            --            --            --        (8,582)        (8,582)
                                  ---------     ---------     ---------     ---------      ---------
Balance at September 30, 1996     $      86     8,554,938     $  43,453     $ (15,542)     $  27,997
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

NOTE 3 - DIVESTITURES

On October 18, 1996, the Company announced the divestiture of Onsite Workshops, Inc. and Hilton Head Health Institute in order to further reduce corporate overhead, eliminate long-term debt obligations and focus on its two primary lines of business, Miraval and Sierra Tucson, Inc. The Onsite sale, which was completed on November 30, 1996, was made to the original owners in exchange for the assumption of existing obligations. Goodwill of $281,000 recorded in connection with the Onsite acquisition was written-off in anticipation of this sale. The HHHI was purchased by NextHealth's President and Chief Executive Officer, John Schmitz on October 1, 1996 for cash of $275,000 and assumption of certain debt obligations, including the purchase of real property, such that no gain or loss was realized by the Company on the sale. The Company guarantees up to $130,000 of any loss related to the sale of the real property by John Schmitz to an unaffiliated third party. The HHHI sales transaction was recorded in the accompanying September 30, 1996 financial statements. This transaction was reviewed and approved by an independent committee of the Company's Board of Directors. In considering the divestiture of these two lines of business, the Board concluded that neither offered a significant long-term profit potential when compared to Miraval and Sierra Tucson, Inc. In addition, the divestitures have a minimal impact on the Company's financial position, operations or cash flow.

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


                                                                          Three Months Ended
                                                                              September 30
                                                               ------------------------------------------
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

                                                                               Nine months Ended
                                                                                  September 30,
                                                                ---------------------------------------------
                                                                  1996               1995            % Change
                                                                --------           --------          --------

FINANCIAL RESULTS: (000s, except per share amounts)
   Total net revenue .................................          $ 13,790           $ 11,079            24.5 %
   Total operating expenses, less business expansion
      costs ..........................................            22,372             12,838            74.3 %
   Business expansion cost ...........................                --              3,430          (100.0)%
   Net loss ..........................................            (8,582)            (5,189)          (65.4)%
   Net loss per share of common stock ................             (1.00)             (0.61)          (63.9)%
   Net cash provided by (used in) operating activities            (4,340)             7,309          (159.4)%

OPERATING DATA:
   Patient days - STI ................................            11,682             13,182           (11.4)%
   Average daily census - STI ........................                43                 48           (10.4)%
   Participant days - Onsite .........................             5,800              5,862            (1.1)%
   Average daily census - Onsite .....................                21                 22            (4.5)%
   Participant days - HHHI (1) .......................             7,077                 --              --
   Average daily census - HHHI (1) ...................                26                 --              --
   Guest days - Miraval (2) ..........................            12,617                 --              --
   Average daily guest count - Miraval (2) ...........                46                 --


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

To meet its current liquidity requirements, the Company entered into debt and equity financing transactions. (See Item 5.) The financing transactions closed on November 15, 1996. The proceeds from the transactions were approximately $12,340,000. The source and use of funds are as follows:


Source of Funds
---------------
-   Preferred Stock - Series A                             $ 1,578,000
-   Preferred Stock - Series B                               2,672,000
-   Debt                                                     8,090,000
                                                           -----------
        Total Source of Funds                               12,340,000

Use of Funds
------------
-   Payoff of contractor obligations to Sundt Corporation                                      2,680,000
-   Funds placed into escrow  to pay off the first mortgage with Mortgages Ltd. (1)            4,235,000
-   Payoff short term working capital loans                                                      800,000
                                                                                             -----------
        Total Debt Repayments                                                                  7,715,000
-   Funds available to meet operating cash requirements and alleviate net
    working capital deficit (2)                                                                4,625,000
                                                                                             -----------
        Total Use of Funds                                                                   $12,340,000
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

The debt financing transaction (see Item 5) contains certain provisions related to a stand by commitment for an additional $5,000,000. To the extent that cash on hand is not enough to meet future operating cash requirements, the stand by funds will be utilized to provide the cash necessary to fund future operating cash requirements.

The Company must receive shareholder approval for certain items related to the equity financing transaction (see Item 5). If shareholder approval of these items is not obtained prior to March 15, 1997, the debt of $8,090,000 becomes immediately due and payable as well as any accrued interest thereon and the $4,250,000 of Preferred Stock is redeemable at the option of the holders, out of funds legally available therefor. To the extent that shareholder approval is not obtained related to those items required in the equity financing transaction, this would create an immediate and significant liquidity crisis for the Company. The effect of this potential liquidity crisis would have a major impact on the Company's ability to continue operations.

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

BUSINESS OUTLOOK

In 1997, the Company expects to realize a contribution to net income and cash flow from its primary lines of business -- Treatment and Health & Leisure.

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

Sierra Care(TM) is an all-inclusive addictions package which provides the patient with the tools necessary to meet their recovery goals within a 24 day time frame -- and at a substantially reduced cost. Sierra Care(TM) is designed for addiction patients with a lower acuity on the mental health diagnosis, and those who fall more into a straight chemical dependency diagnosis.

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

Management's primary objective for Miraval in 1997 is to build short and long-term occupancy levels while maintaining our unique program structure and operational excellence. Marketing initiatives will be aimed primarily at upscale consumers and top-echelon travel agents as well as corporate and incentive groups. The Miraval message will be delivered through a blend of direct sales and advertising -- including print, data base-driven direct mail, and public relation activities.

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

The Company must receive shareholder approval for certain items related to the equity financing transaction (see Item 5). If shareholder approval of these items is not obtained prior to March 15, 1997, the debt of $8,090,000 becomes immediately due and payable as well as any accrued interest thereon and the $4,250,000 of Preferred Stock is redeemable at the option of the holders, out of funds legally available therefor. To the extent that shareholder approval is not obtained related to those items required in the equity financing transaction, this would create an immediate and significant liquidity crisis for the Company. The effect of this potential liquidity crisis would have a major impact on the Company's ability to continue operations.

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

ITEM 2.  CHANGES IN SECURITIES

See Item 5 - Other Information - "Financing Transaction".

ITEM 5.  OTHER INFORMATION

                             Financing Transactions

As discussed in previous public filings, the costs of construction of Miraval, the introduction of a significant new business line and ongoing operating losses during the continuing period of strategic transition substantially reduced the Company's capital resources and severely affected its liquidity. After exploring alternative mechanisms to finance its capital needs, on November 15, 1996 ("Transaction Date"), the Company completed separate equity and debt transactions with affiliates of Apollo Real Estate Advisors, L.P. ("Apollo") that resulted in the Company's receipt of approximately $12,340,000 in cash and, subject to compliance with certain conditions, a $5,000,000 loan commitment (the "Apollo Transactions"). The Apollo Transactions consisted of: (a) the sale to AP NH LLC, a Delaware limited liability company ("APNH") pursuant to a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") of (I) shares of two series of Preferred Stock for an aggregate purchase price of $4,250,000 (the "Preferred Stock Transaction") and (ii) a warrant (the "Warrant") to purchase 500,000 shares of the Company's Common Stock, $0.01 par value ("Common Stock") and (b) a secured loan in the amount of $13,090,000 (the "Debt Transaction") with AP LOM LLC, a Delaware limited liability company ("APLOM"). The Debt Transaction includes a $5,000,000 stand-by loan commitment, subject to compliance with certain conditions, (the "Stand-by Commitment").

On October 11, 1996 the Company signed a Letter of Interest ("Letter of Interest") with Apollo which outlined the terms of the debt and equity financings represented by the Apollo Transactions. Because of the Company's financial condition at the time, an affiliate of Apollo provided a short-term working capital line of credit of $750,000; of which, $500,000 had been borrowed and was repaid at the Transaction Date with the proceeds from the Apollo Transactions. In addition, the Apollo affiliate received a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share. The average closing price of the common stock during the 20 trading days prior to October 11, 1996 was $1.266. The closing prices of the Common Stock on October 11, 1996 and on the Transaction Date were $1.75 and $2.06 per share, respectively.

The net proceeds from the funded portion of the Apollo Transactions were used to retire certain short-term and working capital obligations (approximately $5,000,000), pay-off the balance due to the general contractor for Miraval (approximately $2,680,00) and the balance to fund immediate cash flow requirements and provide working capital for the continued operations of Miraval until it can be operated at a profit. The Stand-by Commitment, if available pursuant to its terms, will be used to support the Company's operations and the long-term expansion of Miraval.

The Preferred Stock Transaction consisted of the sale of 17,109 shares of Preferred Stock, Series A ("Series A Preferred Stock") at a price of $92.26 per share ($1,578,476, in the aggregate) and 28,956 shares of Cumulative Preferred Stock, Series B ("Series B Preferred Stock") at a price of $92.26 per share ($2,671,480, in the aggregate). At the time of their issuance, the shares of the Series A Preferred Stock represented approximately 19.9% of outstanding voting power of the Company. Although APNH desired to purchase Series

A Preferred Stock having voting rights of up to 35% of the shares of outstanding Common Stock, because of the provisions of Rule 4460(I) of the NASDAQ Stock Market ("NASDAQ"), the Company does not intend to issue additional shares of Series A Preferred Stock until stockholder approval is obtained. NASD Rule 4460(I) provides that sales of securities by a company listed on NASDAQ/NMS having or representing 20% or more of the outstanding voting power on the date of issuance for less than current market price or book value must be first approved by the stockholders.

The Company's stockholders are being asked to approve the issuance to APNH of an additional 28,956 shares of Series A Preferred Stock ("Proposed Issuance"). If the Company's stockholders approve such issuance, the 28,956 outstanding shares of Series B Preferred Stock will be automatically converted into a like number of shares of Series A Preferred Stock.

The Company retained the services of Victor Capital to review the terms of the Apollo Transactions and advise the Board of Directors on the fairness of such terms. After considering and based upon the Company's financial condition, the alternative sources of capital available at the time, and other conditions affecting the Company, Victor Capital advised the Board that the financial terms of the Apollo Transactions are commercially reasonable and therefore fair to the Company and its stockholders from a financial point of view.

Description of Preferred Stock Transaction

Immediately prior to the Transaction Date, the Company's Board of Directors created two series of Preferred Stock consisting of 46,065 shares of Series A Preferred Stock and 28,956 shares of Series B Preferred Stock. The following is a summary of the respective designations, preferences and rights of the Series A and Series B Preferred Stock as set forth in the Certificate of Designation, Preference and Rights filed with the State of Delaware, Office of the Secretary of State ("Series Designation"). Reference herein to "Preferred Stock" shall include Series A Preferred Stock and Series B Preferred Stock.

1. Dividends. The holders of Series A Preferred Stock are not entitled to receive dividends except upon an event of default as defined in the Series Designation in which event, the dividend rate on the Series A Preferred Stock will be 18% per annum. The holders of Series B Preferred Stock are entitled to receive cumulative, preferred dividends at the rate of 12% per annum from January 1, 1997 to January 31, 1997 and at the rate of 18% per annum from February 1, 1997 and thereafter and upon a Default of the provisions of the Series Designation.

So long as any shares of Preferred Stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the Common Stock.

2. Liquidation Preference. In the event of any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock shall be entitled to a liquidation preference over the holders of Common Stock in the amount of any accrued but unpaid dividends. There are no other liquidation preferences.

3. Voting Rights. The holders of Series B Preferred Stock do not possess any voting rights. The holders of Series A Preferred Stock are entitled to vote on all matters presented to the Company's stockholders for a vote and, except with respect to the election of Directors, each share of Series A Preferred Stock shall entitle the holder thereof to such number of votes per share as shall equal the number of shares of the Common Stock into which such share of Series A Preferred Stock is then convertible. Initially, each share of Series A Preferred Stock is convertible into 100 shares of Common Stock. In addition, the holders of Series A Preferred Stock are entitled to vote separately as a separate class on all matters other than the election of directors. This means that matters submitted for a vote of the stockholders of the Company must receive the approval of the requisite percentage of the holders of Common Stock (with the holders of Series A Preferred Stock being entitled to vote on an "as converted" basis) as well as of the holders of the Series A Preferred Stock.

In addition, the holders of Series A Preferred Stock, as a class, are entitled to elect four directors to the Company's Board of Directors ("Preferred Directors").

Upon the occurrence of an event of default as defined in the Series Designation, the holders of Series A Preferred Stock will become entitled to elect a majority of the Company's Board of Directors.

A majority vote of the holders of the outstanding Series A Preferred Stock voting as a separate class is required in order to approve certain transactions including: (I) the amendment of the Company's Certificate of Incorporation so as to adversely affect the rights of the holders of Series A Preferred Stock or any of the provisions of the Certificate of Designation; (ii) authorize, create or issue any class of capital stock that is senior to or pari passu with the Series A Preferred Stock or (iii) enter into a transaction having a total value in excess of $250,000 per transaction except under certain conditions.

As part of the Apollo Transactions, effective on the Transaction Date, the Company's Board of Directors was expanded from five to nine persons and the following Preferred Directors were elected to represent the holder of Series A Preferred Stock: Lee S. Neibart, W. Edward Scheetz, Bruce Spector and Alfred C. Trivilino.

4. Conversion of Series B Preferred Stock into Series A Preferred Stock. Each share of Series B Preferred Stock is automatically converted into Series A Preferred Stock, on a one for one basis, upon the approval by a majority of the total votes cast by the stockholders of the Company of the issuance of additional shares of Series A Preferred Stock in excess of 17,109 shares ("Stockholder Approval").

Each share of Series B Preferred Stock will be convertible, at the option of the holder, into one share of Series A Preferred Stock after March 15, 1997, unless Stockholder Approval has been obtained. The Series Designation also provides that the Series B Preferred Stock is convertible, at the option of the holders thereof, into Series A Preferred Stock if the stockholders of the Company have not approved an amendment to the Company's Certificate of Incorporation deleting
Article 9 thereof on or before June 15, 1997. Article 9 imposes a 66 2/3% affirmative stockholder voting requirement in connection with certain change of control transactions such as a merger, consolidation, sale of all or substantially all of the assets of the Company, etc. APNH, as the holder of the Series B Preferred Stock has waived the operation of this provision until such time as it gives not less than 90 days written request to the Company to present a proposal to the stockholders to delete Article 9. The stockholders of the Company must approve the deletion of Article 9 (and other related provisions) within 90 days of such notice.

5. Conversion of Series A Preferred Stock into Common Stock. As of the date hereof, each share of Series A Preferred Stock is convertible into 100 shares of Common Stock or 1,710,900 shares in the aggregate. Shares of Series B Preferred Stock are not convertible into Common Stock. The number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment to reflect certain transactions affecting the Common Stock such as the issuances of Common Stock at less than $0.9226 per share, stock dividends, splits, reverse splits, etc. Upon Stockholder Approval, each of the 28,956 shares of Series B Preferred Stock will be automatically converted into one share of Series A Preferred Stock. Such additional shares of Series A Preferred Stock will be convertible into 2,895,600 shares of Common Stock.

6. Redemption. Commencing on January 1, 2001, the Company may, at its option, redeem shares of Preferred Stock at a price per share equal to the redemption price of $92.26 per share ("Redemption Price") plus all accrued but unpaid dividends.

If Stockholder Approval has not been obtained on or before March 15, 1997, the holders of Preferred Stock have the option to require the Company to redeem all or any portion of their Preferred Stock at a price equal to the Redemption Price plus all accrued and unpaid dividends.

Unless and until Stockholder Approval is obtained, upon a "change in control" as defined in the Series Designation, the holders of Preferred Stock shall have the option to require the Company to redeem all but not less than all of their shares of Preferred Stock at a price equal to the greater of 200% of the Redemption Price or the fair market value of the aggregate number of shares of Common Stock into which such shares of Preferred Stock are convertible on the effective date of such change in control. A change of control includes the acquisition of 20% or more of the outstanding voting stock of the Company, the merger or consolidation or sale of substantially all of the assets of the Company or if the Preferred Directors cease to constitute at least forty percent (40%) of the Board of Directors.

Unless and until Stockholder Approval is obtained, upon the occurrence of any default as described below ("Default"), the holders of Series A and Series B Preferred Stock shall have the option to require the Company to redeem all but not less than all of the shares of Preferred Stock held by such person at a price equal to the Redemption Price plus all accrued but unpaid dividends. Events of default include the failure to pay dividends for any two quarterly periods, a default of the Purchase Agreement and the passage of fifteen days thereafter, or a default under the Credit Agreement relating to the Debt Transaction.

The Company anticipates that a meeting of the stockholders will be held prior to March 15, 1997 in order to consider the issuance of 28,956 shares of Series A Preferred Stock to APNH. The Company has been advised that the shares of Common Stock beneficially owned by Messrs. William T. O'Donnell, Jr. (2,240,078 shares) and John H. Schmitz (296,684 shares) will be voted to approve such issuance. In additional, APNH is required to vote its shares of Series A Preferred Stock (representing 1,710,900 votes) to approve such issuance.

Other Provisions

The Purchase Agreement requires the approval of a majority of the Preferred Directors in connection with certain matters presented to the Board of Directors including annual budgets and operating forecasts of the Company; and transactions with affiliates. In addition, APNH has the right to approve all future nominations to the Board of Directors other than those individuals serving as directors on the Transaction Date.

Warrant

The Warrant entitles APNH to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share. The Warrant is exercisable only on or after March 15, 1997 and before November 14, 2006. The exercise price of and number of shares purchasable under the Warrant are subject to adjustment to reflect certain transactions affecting the Common Stock such as issuances of Common Stock at less than $1.50 per share, stock dividends, splits, reverse splits, etc.

Debt Transaction

The Debt Transaction was made pursuant to a Credit Agreement ("Credit Agreement") between the Company and APLOM and consisted of a loan funded on the Transaction Date in the principal amount of $8,090,000 together with a $5,000,000 standby commitment subject to compliance with certain conditions. The promissory notes evidencing the Debt Transaction ("Promissory Notes") bear interest at the rate of 10% per annum during the first year; 11% during the second year and 12% during the third year. The interest rate increases to 18% per annum upon the occurrence of an event of default (as defined in the Credit Agreement) or on February 1, 1997 (retroactive to November 15, 1996) if Stockholder Approval has not been obtained by that date. The Promissory Notes mature on the third anniversary of the Transaction Date but, the Promissory Notes become immediately due and payable if Stockholder Approval has not been obtained on or before March 15, 1997.

The obligations and indebtedness under the Credit Agreement and Promissory Notes ("Credit Documents") are secured by a deed of trust to essentially, all of the land and buildings of the Company, a security interest in all of the Company's and its subsidiaries (including Soften) ("Subsidiaries") personal property and by the collateral pledge of the Company's stock or other interest in the Subsidiaries. In addition, each of the Subsidiaries guaranteed performance of the Credit Documents.

GENERAL EFFECTS OF PREFERRED TRANSACTION ON COMMON STOCKHOLDERS

The Preferred Stock Transaction significantly impacts the rights of existing stockholders. Since the Series A Preferred Stock is convertible into Common Stock and currently has voting rights and because the Preferred Directors effectively have a veto right with respect to certain matters presented to the Board of Directors for a vote, the voting rights of the current stockholders are diluted.

All matters presented to the Company's stockholders for a vote, other than the election of directors, must receive the requisite percentage approval of the holders of Series A Preferred Stock as well as of the holders of Common Stock (with the holders of Series A Preferred Stock voting with the Common stockholders on an "as converted" basis).

In addition, the Series A Preferred Stock is convertible into Common Stock at the current conversion rate of 100 shares of Common Stock for each share of Series A Voting Preferred Stock. Upon conversion of the Series B Preferred Stock into Series A Voting Preferred Stock (if stockholders approve the Proposed Issuance), there will be 46,065 shares of Series A Voting Preferred Stock outstanding which will be convertible into 4,606,500 shares of Common Stock representing approximately 35% of the outstanding Common Stock on the date hereof. As indicated above, if Stockholder Approval has not been obtained on or before March 15, 1997, each share of Series B Preferred Stock is convertible into one share of Series A Preferred Stock at the option of the holder thereof.

The issuance of Series A Preferred Stock will also have a dilutive effect on the holders of Common Stock because it was sold at an equivalent price per share of Common Stock less than the then current market price and book value of the Common Stock. Series A Preferred Stock is convertible into Common Stock at an equivalent conversion price of $0.9226 per share of Common Stock. The average closing price of the Common Stock during the 20 trading days prior to October 11, 1996 was $1.266. The closing prices of the Common Stock on October 11, 1996 and on the Transaction Date were $1.756 and $2.06 per share, respectively. Although the shares of Common Stock issuable on conversion of the Series A Preferred Stock or on exercise of the Warrant are subject to a Registration and Pre-Emptive Rights Agreement granting APNH certain piggy-back and demand registration rights (the "Registration Rights Agreement"), such shares are restricted and may not be publicly traded at this time without registration pursuant to the Securities Act of 1933.

The Registration Rights Agreement grants APNH the right to purchase additional shares of capital stock as necessary to allow it to maintain its proportionate interest in the Company.

                    Transfer of Assets of Sierra Tucson, Inc.

Based on its analysis of the Company's business structure, Apollo recommended that the assets of Sierra Tucson, the Company's treatment center for substance abuse, addictions and other behavioral health disorders, be sold to a newly formed entity, partially owned by APNH. Consequently, on November 13, 1996, the assets of Sierra Tucson were sold to Soften Realty, L.L.C., a Delaware limited liability company ("Soften") for $8,000,000. The purchase price is evidenced by Soften's non-negotiable promissory note which is secured by a security interest in the assets of Sierra Tucson. Such assets consist of the business of Sierra Tucson, the tangible and intangible assets used in connection with the business and a possessory right to use certain land and buildings owned by the Company. The Company is the manager of and owns a 98% interest in Soften; the remaining 2% is owned by APNH.

The Board of Directors recognized that the transfer of Sierra Tucson's assets to Soften would facilitate the operations and utilization of the business and strengthen its identity as a separate and distinct business operation. In addition, it will provide greater flexibility to the Company in the development of strategic alternatives for Sierra Tucson.

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

Immediately following the closing of the Preferred Stock Transaction, the Board of Directors of the Company increased the size of the Board to nine persons and elected the following persons as directors of the Company: Lee S. Neibart, W. Edward Scheetz, Bruce Spector and Alfred C. Trivilino. Each of the Preferred Directors is affiliated with Apollo.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

              10.70 Asset Purchase agreement between Sierra Tucson, Inc. and Soften Realty, LLC

              10.71 Operating Agreement of Soften Realty, Inc. between NextHealth, Inc. and AP NH, LLC

              10.72 Security Agreement between Sierra Tucson, Inc. and Soften Realty, LLC

              10.73  Non-negotiable Secured Promissory Note

              10.74  Assumption agreement

              10.75 Bill of Sale and Assignment between Sierra Tucson, Inc. and Soften Realty, LLC

              10.76 Preferred Stock and Warrant Purchase agreement between NextHealth, Inc. and AP LOM LLC

              10.77 Registration and Pre-emptive Rights agreement between NextHealth, Inc. and AP LOM LLC

              10.78  Credit agreement between NextHealth, Inc. and AP LOM LLC

              10.79  Pledge agreement between NextHealth, Inc. and AP LOM LLC

    (b) Reports on Form 8-K

              NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NextHealth, Inc.

                                    Registrant

DATE:  December 19, 1996            BY:/s/ William T. O'Donnell, Jr.
                                       _____________________________
                                    WILLIAM T. O'DONNELL, JR.
                                    President and Chief Executive Officer



DATE:   December 19, 1996           BY:/s/ Loree Thompson
                                       _____________________________
                                    LOREE THOMPSON
                                    Principal Financial and Accounting Officer