Form 10-Q/A
period 1996-09-30
NEXTHEALTH INC
filed 1997-03-27
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-Q/A NO. 2

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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

On March 14, 1997, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 2 of all exhibits filed as a part of this report.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

         4.2 Certificate of Designation, Preferences and Rights of the Convertible Preferred Stock, Series A and Cumulative Preferred Stock, Series B of NextHealth, Inc.

         10.80    Term Note A between NextHealth, Inc. and AP LOM, LLC

         10.81    Term Note B between NextHealth, Inc. and AP LOM, LLC

         10.82    Warrant for 500,000 shares of Common Stock

         10.83    Deed of Trust for the use and benefit of AP LOM, LLC

         10.84    Guaranty made by NextHealth's subsidiaries

         10.85 General Security Agreement among NextHealth's subsidiaries and AP LOM, LLC

             (b) Reports on Form 8-K

                  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NextHealth, Inc.
                                   Registrant

DATE:   March 26, 1997         BY: /s/ William T O'Donnell, Jr
                                   --------------------------------------
                                   William T O'Donnell, Jr
                                   President and Chief Executive Officer



DATE:   March 26, 1997         BY: /s/ Loree Thompson
                                   --------------------------------------
                                   LOREE THOMPSON
                                   Chief Financial Officer