Form 10-K405
period 1996-12-31
NEXTHEALTH INC
filed 1997-03-28
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (Fee Required) for the Fiscal Year Ended December 31, 1996 or

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

On March 14, 1997, the aggregate market value of voting common stock held by non-affiliates of the registrant was $10,092,808 based on the closing price of the registrant's common stock as reported on the NASDAQ/National Market System on such date. For purposes of the preceding sentence only, all directors and executive officers of the registrant are assumed to be affiliates.

On March 14, 1997, there were 8,554,938 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 22, 1997.

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Reference is made to the listing beginning on page 35 of all exhibits filed as a part of this report.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I
   Item 1.  Business ..............................................................................      3
   Item 2.  Properties ............................................................................      6
   Item 3.  Legal Proceedings .....................................................................      6
   Item 4.  Submission of Matters to a Vote of Security Holders ...................................      6

PART II
   Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters .................      7
   Item 6.  Selected Financial Data ...............................................................      8
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..      9
   Item 8.  Financial Statements and Supplementary Data ...........................................     14
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..     34

PART III
   Item 10. Directors and Executive Officers of the Registrant ....................................     34
   Item 11. Executive Compensation ................................................................     34
   Item 12. Security Ownership of Certain Beneficial Owners and Management ........................     34
   Item 13. Certain Relationships and Related Transactions ........................................     34

PART IV
   Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K .......................     35

                                     PART I



ITEM 1. BUSINESS

NEXTHEALTH, INC.

                  NextHealth, Inc. is a leading provider of substance abuse and mental health disorders treatment services, and wellness and preventive health services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

                  NextHealth, Inc. (the "Company"), formerly Sierra Tucson Companies, Inc., was incorporated in Delaware in August 1989 and, as the result of a merger effective in September 1989, is the successor to an Arizona corporation which was originally formed in 1983. In September 1995, the Company changed its name to NextHealth, Inc., to reflect an expanded scope of operations and health care programs. It conducts business through separate divisions and wholly-owned subsidiaries. The Company currently operates health, wellness and therapeutic treatment programs pursuant to a business strategy which concentrates on identifying emerging revenue and growth opportunities.

                  The Company operates in two distinct business segments. The Treatment segment includes Soften Realty, LLC d/b/a Sierra Tucson ("Sierra Tucson"), a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis; it also included Onsite Workshops, Inc. ("Onsite"), acquired in 1995, which offered short-term therapeutic experiences and workshops. Onsite was divested by the Company on November 30, 1996. The Health and Leisure segment includes Sierra Healthstyles, Inc. d/b/a Miraval(TM) ("Miraval"), opened in late 1995, a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment. From March 1, 1996 (acquisition date) through October 1, 1996 (disposal date) the Health and Leisure segment also included Hilton Head Health Institute, Inc. ("HHHI"), located at Hilton Head Island, South Carolina, a provider of weight management programs for the development and maintenance of healthy lifestyles.

                The Company operates its two lines of business at separate locations northwest of Tucson, Arizona, in the foothills of the Santa Catalina Mountains. Sierra Tucson currently has 70 inpatient beds at one facility, the result of consolidation from 1992-1994. Miraval operates at a separate facility, presently comprised of 106 guest rooms. The Company owns or leases approximately 400 acres of land at these locations.

                  In October 1989, the Company and certain officers of the Company offered 2.5 million shares of common stock in an initial public offering. In June 1991, the Company and certain of its officers offered 2.45 million shares of common stock in a secondary public offering. The stock traded on the NASDAQ exchange under the symbol "STSN." As a result of the Company's name change in 1995, it is now listed under the trading symbol "NEXT." The Company's principal offices are located at 16600 N. Lago del Oro Parkway, Tucson, Arizona 85739, and its telephone number is 520-792-5800.

SIERRA TUCSON

                  Sierra Tucson is a licensed special psychiatric hospital and behavioral health center engaged in the treatment of addictions and mental health disorders. Sierra Tucson provides medical services and programs that reach beyond standard alcohol and drug addiction treatments. These programs include the treatment of dual diagnosis, eating disorders, major depression, post-traumatic stress disorder, and treatment for gambling and sexual disorders.

                  The treatment philosophy at Sierra Tucson, as expressed in the Sierra Model(TM), treats the whole person with integrated, individualized therapies rooted in the Twelve Steps program recovery process. Experiential in nature, Sierra Tucson's individualized treatment plans are developed and maintained by experienced, clinical professionals. They integrate philosophies and methodologies from psychological, family systems and self-help approaches into comprehensive and effective treatment experiences. Since its inception, over 12,000 patients and nearly 30,000 family members have participated in Sierra Tucson programs, with a 70 percent success rate based on outcome studies performed by a third party research entity on behalf of the Company. Sierra Tucson is licensed by the Arizona Department of Health Services and accredited by the Joint Commission of Accreditation of Healthcare Organizations.

                  In order to facilitate its operations and strengthen its identity as a separate and distinct business operation, on November 13, 1996, the assets of Sierra Tucson were sold to Soften Realty, LLC, a Delaware limited liability company ("Soften") for $8,000,000. The purchase price is evidenced by Soften's non-negotiable promissory note which is secured by a security interest in the assets of Sierra Tucson. Such assets consist of the business of Sierra Tucson, the tangible and intangible assets used in connection with the business and a possessory right to use certain land and buildings owned by the Company. The Company is the manager of and owns a 98% interest in Soften; the remaining 2% is owned by APNH, LLC, a Delaware limited liability company, the purchaser of the Company's preferred stock as described below in the Liquidity & Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

MIRAVAL

                  With the commencement of operations at Miraval, the Company entered the wellness and preventive health services category, a strategic diversification focusing on upscale, retail consumer markets with a demonstrated interest in alternative wellness services and therapies. The Company's decision to enter these markets was based upon concept development, market research and consumer testing.

                  Miraval combines elements of stress management, self-discovery and recreational activities in a luxury health resort environment, providing guests with tools to achieve and maintain wellness in everyday life. By incorporating educational programs such as mind/body and lifestyle management, fitness/recreation activities and personal workshops, Miraval offers an alternative to the traditional luxury resort vacation. Programs are individually tailored to the particular requirements of each guest.

SOURCES OF REVENUE

                  The Company's revenue depends upon occupancy levels. At Sierra Tucson, an inclusive daily rate for services is charged, ranging from $683 to $945 per day. Patient revenue is derived from private insurance reimbursement and patient payments, none of which, individually, represents a significant portion of revenue. Most commercial insurance plans reimburse their subscribers or make direct payment to Sierra Tucson. No revenue is derived from Medicare or Medicaid.

                  In 1996, Sierra Tucson and its patients continued to experience significant pressure from third-party payors and managed care organizations to restrict access to and payment for treatment services. The Company expects this trend to continue. In response to this pressure, the Company has aggressively pursued emerging self-pay referral provider markets, while it continues to develop the traditional third-party payor sector. For 1996, approximately 67% of patient revenue was derived from individual patient payors, and approximately 33% was derived from insurance companies and other third-party payors.

                  Until its divestiture on November 30, 1996, Onsite charged an inclusive rate for its programs, which ranged in length from five to eight days. Rates ran from $300 to $2,050 per program, depending on the nature of the workshop. Onsite received all of its revenues directly from participants.

                  Miraval individual guest rates vary depending on the season and length of stay, beginning at $630 per day in peak season (October to May) to off-peak season rates beginning at $450 per day. Daily rates include luxury accommodations, three gourmet meals, use of all resort amenities, participation in workshops and one personal service treatment. Gratuities, taxes and airport transfers are also included in the daily rate. Typical stays range from 3 to 6 days. Miraval currently generates all of its revenue from guest bookings and retail store sales.

Set forth below are the Company's total revenues by segment (000s):


                                                                          Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                 1996          %           1995          %           1994          %
                                               -------       -----       -------       -----       -------       -----
Treatment Segment ......................       $11,861        64.3       $12,765        85.8       $10,391        94.7
Health & Leisure Segment ...............         6,521        35.3           530         3.6            --          --
Other, net .............................            76          .4         1,578        10.6           587         5.3
                                               -------       -----       -------       -----       -------       -----
Total Revenue ..........................       $18,458       100.0       $14,873       100.0       $10,978       100.0
                                               =======       =====       =======       =====       =======       =====

EMPLOYEES

                  On December 31, 1996, the Company and its subsidiaries employed approximately 321 full time equivalent employees. The Company's businesses have not experienced material difficulty in recruiting and retaining employees. The Company considers relations with employees to be excellent.

COMPETITION

                  Sierra Tucson competes with psychiatric and behavioral health hospitals as well as with other specialty psychiatric hospitals. Non-profit or government-owned competitors may have certain financial advantages such as endowments, charitable contributions and tax-exempt financing not available to Sierra Tucson. The competitive position of Sierra Tucson is, to a significant degree, dependent upon its reputation, historical success in treating the patient, and price. The Company also believes that the competitive position of Sierra Tucson is dependent upon the breadth of services offered by the facility and the ability to implement programs best suited to the needs of patients and payors in the marketplace.

                  Miraval competes for national and international consumers' discretionary income typically expended upon luxury hotel and resort spas, holistic health and other related upscale vacation experiences. Although Miraval's product offering is unique, it nevertheless competes with a broad array of spa and resort properties. The Company considers that the criteria for competition is based upon price, program offerings and location.

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

LICENSING AND REGULATION

                  The activities of Sierra Tucson are regulated by federal and state governments. Sierra Tucson holds a behavioral health residential license from the State of Arizona to operate a mental health and substance abuse facility and a special hospital/psychiatric license from the State of Arizona to operate a psychiatric hospital.

                  Sierra Tucson is also accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), a voluntary national accrediting organization responsible for accrediting health care providers. JCAHO accreditation is important to the Sierra Tucson operation as most insurance companies require such accreditation in order for the treatment of patients to qualify for insurance payment or reimbursement. In 1996,

Sierra Tucson was reaccredited with commendation by the JCAHO for a three-year period, the longest accreditation period available. The next scheduled survey for Sierra Tucson by JCAHO is in May, 1999.

                  Both of the businesses operated by the Company are subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits. Management believes that the Company has obtained all required licenses and permits and its businesses are conducted in substantial compliance with applicable laws.

ITEM 2. PROPERTIES

                  The Company's primary facilities are located on approximately 400 acres of owned or leased land northwest of Tucson, Arizona, in the foothills of the Santa Catalina Mountains.

                  The Sierra Tucson facilities are contained within a campus setting and are located on approximately 30 acres owned by the Company. The Miraval facility was reconstructed from existing Company facilities and is located on a separate Company-owned 130-acre parcel of property adjacent to the Sierra Tucson facility. The remaining property, which is adjacent to the Miraval facility, is unimproved open space, some of which is unbuildable either because of its terrain or its location in the flood plain.

                  Until November 30, 1996, Onsite operated on approximately 160 acres of land leased from the State of Arizona and in buildings leased from a related party, ODE, LLC. The buildings were sold and leased back by the Company in 1994 to ODE, LLC. The land lease expires in 2001 and contains preferential rights of renewal; the lease agreement with ODE, LLC grants the Company both the option to repurchase the Onsite buildings at fair market value and to renew the lease for an additional ten year period. The facility also has fitness and recreation areas, riding stables and other administrative and support offices. The Company retained its rights under the land and building lease as part of the Onsite divestiture.

                  HHHI is located at the Cottages, Shipyard Plantation, Hilton Head Island, South Carolina. From March 1, 1996 until October 1, 1996, the Company leased the real property at a monthly rental of $15,500.

                  As part of the debt transaction with AP LOM LLC ("Apollo"), completed November 15, 1996, Apollo holds a first lien position in all Company-owned property.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending December 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                The Company's common stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotations/National Market System (NASDAQ/NMS) since October 19, 1989. Stock is traded under the symbol "NEXT". As of March 14, 1997, there were approximately 230 shareholders of record and approximately 1,800 beneficial holders of the Company's common stock. The high and low bid prices set forth below, derived from data prepared by the National Association of Securities Dealers, Inc., represent quotations by dealers and may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.

                             1996                            1995
                     -------------------             -------------------
                     High            Low             High            Low
                     ----            ---             ----            ---
First Quarter        3 9/16          2 3/8           3 7/8           2 7/8
Second Quarter       3 3/8           2 1/8           4 7/8           3
Third Quarter        2 3/8           1 1/8           4 3/4           3 3/8
Fourth Quarter       4               1               4 3/4           2 7/8

                  On March 14, 1997, the closing bid price on the NASDAQ/NMS was $1.625 per share.

                  The Company did not pay a cash dividend on its common stock in 1996 or 1995 and does not intend to pay any in the foreseeable future. Any future declaration and payment of dividends will be determined by the Board of Directors based upon the conditions existing at the time, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors. So long as any shares of preferred stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the common stock.

ITEM 6. SELECTED FINANCIAL DATA

                  The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. The data for the three years ended December 31, 1996, should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial and operating data for the two years ended December 31, 1993, is derived from the Company's historical Consolidated Financial Statements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." (000s, except per share amounts and operating data.)


                                                                  YEAR ENDED DECEMBER 31,
                                           1996            1995            1994            1993            1992
                                           ----            ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA
Total revenue ...................       $ 18,458        $ 14,873        $ 10,978        $ 23,380        $35,953
Income (loss) before income
  taxes .........................        (14,693)        (11,967)         (5,407)        (13,780)            16
Income tax benefit ..............             --              --           2,590           2,972            350
Net income (loss) ...............        (14,693)        (11,967)         (2,817)        (10,808)           366
Net income (loss) per share .....          (1.72)          (1.40)           (.33)          (1.27)           .04
CASH FLOW DATA
Net cash (used in) provided by
   operating activities .........         (9,246)          4,624          (5,641)          2,969          6,440
Capital expenditures ............          1,124          20,891             550             716          2,461
BALANCE SHEET DATA
(at period end)
Total Assets ....................         41,666          47,942          50,972          59,566         64,409
Long-Term Debt ..................          8,359             985           1,182             210            215
Stockholders' Equity ............         22,179          36,578          47,955          51,172         61,980
OPERATING DATA
Patient Days-Sierra Tucson ......         15,683          17,650          15,955          31,874         48,927
Average Daily Census ............             43              48              44              87            134
Participant Days-Onsite(1) ......          7,073           7,554              --              --             --
Average Daily Census ............             21              21              --              --             --
Guest Days-Miraval (2),(3) ......         17,665           2,062              --              --             --
Average Daily Guest Count (2),(3)             48              67              --              --             --
Participant Days HHHI (4) .......          7,077              --              --              --             --
Average Daily Census ............             33              --              --              --             --
FINANCIAL STATISTICS
Current Ratio....................          .52:1           .65:1            11:1             3:1            12:1
Days Outstanding in Accounts
Receivable.......................             44              38              41              95              98

(1) Onsite was divested on November 30, 1996.

(2) The guest days and average daily guest count for the year ended December 31, 1995 is calculated based on the number of days from the commencement of operations on December 1, 1995 to December 31, 1995.

(3) Guest stays included both paying(15,479 and 1,632 in 1996 and 1995, respectively) and complimentary (2,186 and 430 in 1996 and 1995, respectively).

(4) Hilton Head Health Institute was acquired on March 1, 1996 and divested on October 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1996. Certain prior year amounts have been reclassified to conform to the presentation used in 1996. Reference should also be made to the Company's Consolidated Financial Statements and related notes thereto and the Selected Financial Data included elsewhere in this document.

GENERAL

                  The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment; a state licensed, inpatient psychiatric hospital providing service for the treatment of substance abuse, as well as a broad range of mental health and behavioral disorders. For the year ended December 31, 1996, the Treatment segment accounted for approximately 64% of the Company's operating revenues and approximately 32% of expenses, while the Health and Leisure segment accounted for approximately 35% of the Company's operating revenue and approximately 44% of operating expenses. However, the Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

                  The significant changes in results of operations and net cash provided by (used in) operating activities for the year ended December 31, 1996, compared to the same period in 1995 are discussed below. Unless otherwise stated, all comparisons are for the same period.

                  For the year ended December 31, 1996, net loss increased $2.7 million to $14.7 million and net cash provided by operating activities decreased $13.9 million resulting in net cash used in operating activities of $9.2 million compared to the same period in 1995.

                  Total revenue increased $3.6 million to $18.5 million, an increase of 24% when compared to the same period in 1995. These results reflect a full year of operations at Miraval in 1996, versus one month in 1995.

                  Salaries and related benefits increased $6.9 million to $15.2 million, an increase of 82% when compared to the same period in 1995. The increase was due to staffing requirements related to the operations at Miraval.

                  General and administrative expense increased $6.0 million to $14.4 million, an increase of 72% when compared to the same period in 1995. The increase was due to advertising and operational costs related to the operations at Miraval, and costs related to the promotion and operations of existing lines of business. These increases were partially offset by a decrease in the provision for bad debts to reflect Sierra Tucson's current collection experience.

                  In 1995, the Company incurred $7.2 million in pre-opening costs related to the development of Miraval. The pre-opening costs included advertising, labor related costs, pilot program research and development activities, and other related operating expenses. The Company also renovated and expanded certain existing facilities to accommodate Miraval's lodging, program and activities requirements. As a result of this process, approximately $1.7 million of previously existing facility-related assets were dismantled and replaced.

                  The Company recognized a pre-tax loss of $14.7 million for the year ended December 31, 1996. There was no income tax benefit recognized in 1996, as the Company recorded a 100% valuation reserve against deferred tax assets.

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

                  Total revenue increased $3.9 million to $14.9 million, an increase of 35% when compared to the same period in 1994. These results reflect an increase in Sierra Tucson patient census levels resulting from intensified marketing efforts, the acquisition of Onsite and commencement of operations at Miraval.

                  Salaries and related benefits increased $849,000 to $8.4 million, an increase of 11% when compared to the same period in 1994. The increase was due to staffing requirements related to the commencement of operations at Miraval and the acquisition of Onsite. While salaries and related benefits increased in total, they declined as a percentage of total revenue. Salaries and related benefits as a percentage of total revenue for 1995 were approximately 56% compared to 68% in 1994.

                  General and administrative expense increased $1.0 million to $8.4 million, an increase of 14% when compared to the same period in 1994. The increase was due to advertising and operational costs related to the commencement of operations at Miraval, and costs related to the promotion and operations of existing lines of business. These increases were partially offset by a decrease in the provision for bad debts to reflect Sierra Tucson's current collection experience. Although there was an overall increase in this category, it has declined as a percentage of total revenue. General and administrative expense as a percentage of total revenue for the year ended December 31,1995, was approximately 56% compared to 67% for the year ended December 31,1994.

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

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments and proceeds from public equity offerings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities are primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations in 1996.

                  The Treatment segment's operational results reflect the necessity of attracting a high percentage of retail patients. In 1996, 67% of patient revenue was derived from retail payments and the remaining 33% from third party payors. Sierra Tucson continues to experience pressure from third-party payors and managed care organizations to restrict patient access and payment for treatment services. However, based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

                  In 1996, the Company had net capital expenditures of approximately $1.1 million. Primarily as a result of operating expenditures required to support the Health and Leisure segment until it is self-sufficient, and the aforementioned capital expenditures, the Company's cash reserves have decreased significantly. In 1996, the Company's net cash used in operating activities was $9.2 million.

                  Miraval, the Company's Health and Leisure segment's remaining line of business, commenced operations in December 1995. Its results are primarily affected by occupancy, average room rates and the ability to manage costs. Miraval believes that it operates in a unique niche in the emerging health and leisure market, one which will take time to fully develop. In 1996, marketing and advertising initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 33%. As part of Miraval's marketing strategy, media, travel and trade representatives and other key influencers have been invited to experience Miraval in an effort to further promote its position in the marketplace. Management believes the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition.

                  To meet its current liquidity requirements, the Company entered into debt and equity financing transactions. The financing transactions closed on November 15, 1996. The proceeds from the transactions were approximately $12,340,000. The source and use of funds are as follows:

Source of Funds

-   Preferred Stock - Series A                                                          $ 1,578,000
-   Preferred Stock - Series B                                                            2,672,000
-   Debt                                                                                  8,090,000
                                                                                        -----------
             Total Source of Funds                                                      $12,340,000

Use of Funds
-   Payoff of contractor obligations to Sundt Corporation                                 2,680,000
-   Funds placed into escrow to pay off the first mortgage with Mortgages Ltd. (1)        4,235,000
-   Payoff short-term working capital loans                                                 800,000
                                                                                        -----------
             Total Debt Repayments                                                        7,715,000
-   Funds available to meet operating cash requirements and reduce net
    working capital deficit                                                               4,625,000
                                                                                        -----------
             Total Use of Funds                                                         $12,340,000
                                                                                        ===========

(1) Funds were placed in escrow to avoid a prepayment penalty of approximately $158,000. The funds placed in escrow were used to pay off the principal balance on January 4, 1997. The Company received approximately $280,000 from the escrow monies after paying off the balance on January 4, 1997.

                  The debt financing transaction contains certain provisions related to a stand-by commitment for an additional $5,000,000, subject to compliance with certain conditions and the lender's good faith discretion. To the extent that cash on hand is not sufficient to meet future operating cash requirements, the stand-by funds will be available to provide the cash necessary to fund future operating cash requirements.

                  The Company received shareholder approval for conversion of the Series B Preferred Stock to Series A Preferred Stock at a Special Meeting of Stockholders held on January 29, 1997. As a result, each share of Series B Preferred Stock outstanding was automatically converted into one share of Series A Preferred Stock.

                  Management believes the previously described stand-by commitment for $5 million will provide sufficient liquidity to allow the Company to operate through 1997. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1997 operating losses do not exceed an amount sustainable by the stand-by commitment, if available. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows. Management does not anticipate any significant impact upon operations as a result of inflation, nor has the Company historically experienced any such impact.

BUSINESS OUTLOOK

                  Performance in the Treatment segment (Sierra Tucson) will be driven by continued aggressive implementation of cost controls and new marketing initiatives. Particular emphasis will be placed on increasing the number of self-pay patients through a combination of innovative treatment programs and focused advertising, direct mail, field sales and outbound telemarketing campaigns.

                  Recently developed programs such as Recovery Plus(TM) and Sierra Care(T)M will be promoted to major referent and retail market sectors, and will likewise be introduced to the corporate marketplace. Recovery Plus is a unique product which ensures that a chemically-dependent patient who relapses during the first six months following discharge will be readmitted for an additional 10-14 days at a very modest per diem rate. To the Company's knowledge, this program is the first of its kind in the treatment field, and provides visible evidence of Sierra Tucson's commitment to the long-term recovery of each patient, as well as the proven effectiveness of the Sierra Model(TM).

                  Sierra Care is an all-inclusive addictions package which provides the patient with tools necessary to meet their recovery goals within a 24-day time frame -- at a substantially reduced cost. Sierra Care is designed for addiction patients with a lower acuity on the mental health diagnosis, and those who fall more into a straight chemical dependency diagnosis.

                  Sierra Tucson will continue its traditional marketing efforts to the referent therapist community, and look for the continued growth of prospective patients which characterized the second half of 1996.

                  Miraval, the Company's initial entry in the Health and Leisure category, has now been in operation for thirteen months and looks for steadily improving performance in 1997. The resort has received extensive press coverage in such diverse media as CNN, InStyle, Gourmet, and Vogue magazine, and has likewise gained a high level of awareness among consumers and travel professionals.

                  Management's primary objective for Miraval in 1997 is to build short and long-term occupancy levels while maintaining its unique program structure and operational excellence. Marketing initiatives will be aimed primarily at upscale consumers and top-echelon travel agents as well as corporate and incentive groups. The Miraval message will be delivered through a blend of direct sales and advertising -- including print, data base-driven direct mail, and public relations activities.

                  Cost containment measures will continue to be a critical management objective in 1997. Variable staffing relative to seasonal occupancy fluctuations, a more structured program format, and self-directed internal work teams focusing on all aspects of operational quality should further improve efficiencies and cash flow.

FACTORS THAT MAY AFFECT FUTURE RESULTS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. While management believes that such forward looking statements are accurate as of the date hereof, the actual results and conditions could differ materially from the statements contained herein. The information below should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere and in other portions of this document.

                  In addition, the following other factors could cause actual results and conditions relating to liquidity and capital resources to differ materially.

                  The Company's Treatment segment participates in the highly competitive mental and behavioral health industry, and faces intense competition for market share resulting from aggressive pricing practices and increasing competition from companies with greater resources. Some of these competitors have tax exempt, non-profit status, government subsidized or endowment-related financial support which may provide lower costs of capital.

                  Miraval represents a new and significant line of business for the Company. It is the Company's initial entry into a unique niche in the emerging health and leisure market for which there is little, if any, industry market data available. Its products and services are different from those of traditional destination resorts or destination "spa" facilities. The Company has little experience in the marketing, management or operation of a facility of this nature although management believes it has hired qualified and experienced personnel from related operations.

                  The Company is unable to project with any degree of accuracy the future occupancy levels or revenues of Miraval because the facility is in its second year of operation. The Company has minimal operating data for projecting occupancy levels during peak and non-peak periods, marketing, operating or maintenance costs and expenses. Although the Company believes there is strong consumer demand for Miraval's products and services because it offers a unique vacation alternative, the Company cannot be certain its current marketing strategy will successfully attract the targeted clientele.

                  The Company cannot be certain that Miraval will generate sufficient revenues to cover its operating expenses. Management believes that the existing capital resources of the Company and the $5 million stand-by commitment from the November 15, 1996 debt transaction, if available, are sufficient to meet its short-term capital needs. Advances on the stand-by commitment are subject to the lender's good faith discretion.

                  Miraval competes in the competitive resort hotel/spa industries. In many instances, its competitors have greater name recognition and financial resources as well as long-standing relationships with travel agents and tour and trip planners. Management cannot anticipate what impact this will have on future occupancy levels.

                  While the Company anticipates continued growth in revenues and is committed to a return to profitability, operating results could be adversely impacted if the business is unable to anticipate customer demand accurately, is unable to differentiate its products from those of its competitors, is unable to offer services expeditiously in response to customer demand, or is negatively impacted by managed care restrictions on payor reimbursement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

NextHealth, Inc.'s Consolidated Financial Statements as of December 31, 1996 and 1995 and for the three years ended December 31, 1996.

                                                                          PAGE

    Report of Management ..........................................        15

    Report of Independent Auditors ................................        16

    Consolidated Balance Sheets ...................................        17

    Consolidated Statements of Operations .........................        18

    Consolidated Statements of Cash Flows .........................        19

    Consolidated Statements of Changes in Stockholders' Equity ....        20

    Notes to Consolidated Financial Statements ....................        21

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





/s/ William T. O'Donnell, Jr.
-------------------------------------
William T. O'Donnell, Jr.
President and Chief Executive Officer



/s/ Loree Thompson
-------------------------------------
Loree Thompson
Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
NextHealth, Inc.


We have audited the accompanying consolidated balance sheets of NextHealth, Inc., as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextHealth, Inc., at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.




/s/ ERNST & YOUNG LLP
---------------------
ERNST & YOUNG LLP
Tucson, Arizona
January 27, 1997

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)

                                                                           December 31,
                                                                    -----------------------
                                                                      1996            1995
                                                                    --------        -------
Assets
  Current Assets:
    Cash and equivalents ....................................       $  1,373        $ 2,864
    Short-term investments ..................................             --          1,635
    Accounts receivable, less allowance for doubtful accounts
       of $457 and $431, respectively .......................            928          1,340
    Prepaid expenses ........................................            387            476
    Other current assets ....................................            902            478
                                                                    --------        -------
       Total current assets .................................          3,590          6,793
Property and equipment, net .................................         37,417         40,158
Long-term receivables, less allowance for doubtful accounts
     of $56 and $70, respectively ...........................            167            211
Intangible assets, less amortization of  $29 and $33,
     respectively ...........................................            451            704
Other assets ................................................             41             76
                                                                    --------        -------
       Total assets .........................................       $ 41,666        $47,942
                                                                    ========        =======
Liabilities and Stockholders' Equity
  Current Liabilities:
    Accounts payable, trade .................................       $  2,050        $ 2,410
    Accounts payable, construction ..........................             --          4,517
    Accrued expenses and other liabilities ..................          4,828          3,452
                                                                    --------        -------
       Total current liabilities ............................          6,878         10,379
  Long-term debt and financing obligation ...................          8,359            985
                                                                    --------        -------
       Total liabilities ....................................         15,237         11,364
                                                                    --------        -------

Mandatorily Redeemable Preferred Stock:
   Series A, $.01 par value, 46,065 shares authorized,
      17,109 shares outstanding at Dec. 31, 1996 ............          1,578             --
   Series B, $.01 par value, 28,956 shares authorized,
      28,956 shares outstanding at Dec. 31, 1996 ............          2,672             --
Stockholders' Equity:
    Preferred stock - undesignated, $.01 par value, 3,924,979
      shares authorized; no shares outstanding ..............             --             --
    Common stock, $.01 par value, 16,000,000 shares
      authorized; 8,554,938 shares outstanding ..............             86             86
    Additional paid-in capital ..............................         43,747         43,453
    Accumulated deficit .....................................        (21,654)        (6,961)
                                                                    --------        -------
       Total stockholders' equity ...........................         22,179         36,578
                                                                    --------        -------
       Total liabilities and stockholders' equity ...........       $ 41,666        $47,942
                                                                    ========        =======



   The accompanying notes are an integral part of these financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000s, except share and per share amounts)


                                                    Year Ended December 31,
                                         ----------------------------------------------
                                             1996              1995              1994
                                         ----------        ----------        ----------
Revenue:
   Net operating revenue .........       $   18,383        $   12,967        $    9,829
   Investment income .............               55             1,293               560
   Other revenue .................               20               613               589
                                         ----------        ----------        ----------

         Total revenue ...........           18,458            14,873            10,978
                                         ----------        ----------        ----------
Operating expenses:
   Salaries and related benefits .           15,234             8,362             7,513
   General and administrative ....           14,433             8,396             7,377
   Pre-opening costs .............               --             7,242                --
   Retirement of assets ..........               --             1,695                --
   Interest expense ..............              569                87                12
   Depreciation and amortization .            2,915             1,058             1,483
                                         ----------        ----------        ----------

         Total operating expenses            33,151            26,840            16,385
                                         ----------        ----------        ----------

Loss before income tax benefit ...          (14,693)          (11,967)           (5,407)

Income tax benefit ...............               --                --             2,590
                                         ----------        ----------        ----------

Net loss .........................       $  (14,693)       $  (11,967)       $   (2,817)
                                         ==========        ==========        ==========
Weighted average shares of common
   stock outstanding .............        8,554,938         8,547,490         8,496,884
                                         ==========        ==========        ==========

Net loss per share of common stock       $    (1.72)       $    (1.40)       $     (.33)
                                         ==========        ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)


                                                                                       Year Ended December 31,
                                                                              ----------------------------------------
                                                                                1996            1995            1994
                                                                              --------        --------        --------
Cash flows from operating activities:
   Net loss ...........................................................       $(14,693)       $(11,967)       $ (2,817)
   Adjustments to reconcile net loss to cash
     provided by (used in)operating activities:
        Depreciation and amortization .................................          2,915           1,058           1,483
        Retirement of assets ..........................................          1,170           1,695              --
        Provision for bad debts .......................................            223              50             661
        Provision (benefit) for deferred income
          taxes .......................................................             --             315           1,935
Changes in operating assets and liabilities
      net of effects from acquisitions:
      Decrease (increase) in assets:
        Accounts receivable ...........................................            233           1,366           2,292
        Other assets ..................................................           (558)           (844)            416
        Income taxes receivable .......................................             --           4,508          (3,261)
      Increase (decrease) in liabilities:
        Accounts payable, accrued expenses and
          other liabilities and litigation reserve ....................          1,464           8,443          (6,350)
                                                                              --------        --------        --------
Net cash (used in) provided by
   operating activities ...............................................         (9,246)          4,624          (5,641)
                                                                              --------        --------        --------
Cash flows from investing activities:
   Purchase of property and equipment .................................         (1,036)        (20,761)           (550)
   Business acquisitions, net of cash acquired ........................            (88)           (130)             --
   Business disposals .................................................            199              --              --
   Sale of investments ................................................          1,635          32,240          16,165
   Purchase of long-term investments ..................................             --         (14,163)        (10,186)
                                                                              --------        --------        --------
Net cash provided by (used in)
   investing activities ...............................................            710          (2,814)          5,429

Cash flows from financing activities:
   Proceeds from long-term borrowing ..................................          3,928              --           1,000
   Proceeds from issuance of preferred stock ..........................          4,250              --              --
   Proceeds from financing transaction ................................          8,090              --              --
   Reduction of long-term debt and
     financing obligation .............................................         (9,223)           (208)            (28)
   Exercise of common stock options ...................................             --              35              --
                                                                              --------        --------        --------
Net cash provided by (used in)
   financing activities ...............................................          7,045            (173)            972
                                                                              --------        --------        --------
Net (decrease) increase in cash and
   equivalents ........................................................         (1,491)          1,637             760

Cash and equivalents, beginning of year ...............................          2,864           1,227             467
                                                                              --------        --------        --------
Cash and equivalents, end of year .....................................       $  1,373        $  2,864        $  1,227
                                                                              ========        ========        ========





   The accompanying notes are an integral part of these financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)

                                                                                   Retained                      Total
                                            Common Stock            Additional     Earnings     Unrealized       Stock-
                                            ------------              Paid-in       (Accum.       Loss on        holders'
                                        Cost          Shares          Capital      Deficit)     Investments      Equity
                                        ----          ------          -------      --------     -----------      ------
Balance at January 1, 1994           $     85        8,496,884        $43,263       $  7,823           --        $ 51,171
Net loss for the year ended
   December 31, 1994                       --               --             --         (2,817)          --          (2,817)
Unrealized loss on investments             --               --             --             --         (399)           (399)
                                     --------        ---------        -------       --------        -----        --------
Balance at December 31, 1994               85        8,496,884         43,263          5,006         (399)         47,955
Net loss for the year ended
   December 31, 1995                       --               --             --        (11,967)          --         (11,967)
Issuance of common stock for
   business acquisition                     1           50,000            155             --           --             156
Exercise of common stock
   options                                 --            8,054             35             --           --              35
Liquidation of investments                 --               --             --             --          399             399
                                     --------        ---------        -------       --------        -----        --------
Balance at December 31, 1995               86        8,554,938         43,453         (6,961)          --        $ 36,578
Net loss for the year ended
  December 31, 1996                        --               --             --        (14,693)          --         (14,693)
Issuance of warrants                       --               --            294             --           --             294
                                     --------        ---------        -------       --------        -----        --------

Balance at December 31,1996          $     86        8,554,938        $43,747       $(21,654)       $  --        $ 22,179
                                     ========        =========        =======       ========        =====        ========

   The accompanying notes are an integral part of these financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996


ORGANIZATION

NextHealth, Inc.'s, and subsidiaries' (collectively, the "Company") operations are categorized in two principal business segments; Health and Leisure and Treatment through which it provides both wellness and preventive health and health care services. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval ("Miraval"), is a luxury health resort providing a full range of self-discovery, stress management and recreational activities. Also, from March 1, 1996, through October 1, 1996, the Health and Leisure segment included Hilton Head Health Institute, Inc. ("HHHI"), a provider of weight management programs for the development and maintenance of healthy lifestyles. The March 1, 1996 acquisition of HHHI was accounted for as a purchase. HHHI was divested by the Company on October 1, 1996. The Treatment segment includes Soften Realty, LLC d/b/a Sierra Tucson ("Sierra Tucson"), an inpatient, state licensed psychiatric hospital and behavioral health care center providing service for the treatment of substance abuse and a broad range of mental health and behavioral disorders; and, through November 30, 1996, Onsite Workshops, Inc. ("Onsite"), which offered intensive, therapeutic group experiences addressing a wide variety of personal and family issues. The current operations of the Company are located in Tucson, Arizona.

Effective September 28, 1995, the Company changed its name from Sierra Tucson Companies, Inc. to NextHealth, Inc. This change was effected through a short form merger pursuant to Delaware law whereby Sierra Tucson/Arizona Holdings, Inc. ( a wholly owned subsidiary of Sierra Tucson Companies, Inc.) merged with and into Sierra Tucson Companies, Inc. As part of the merger, the surviving entity's name was changed to NextHealth, Inc. The sole purpose of the name change was to establish separate identities for the parent company and each of its operating subsidiaries.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

The consolidated financial statements include the accounts of NextHealth, Inc. and its subsidiaries, all but one of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

       Basis of Accounting

The accompanying financial statements have been prepared assuming the Company is a going concern. Management believes the $5 million, if available, under the existing stand-by commitment with AP LOM, LLC will be sufficient to meet any working capital requirements. However, Miraval will continue to require financial support until such time as it gains market acceptance. Continuing operating losses at Miraval, and/or a significant decline in patient census at Sierra Tucson, would adversely impact the Company's ability to operate as a going concern in 1997.

       Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996

       Cash and Equivalents

Cash and equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents are stated at cost which approximates market value.

       Pre-opening Costs

Costs associated with the opening of new properties or major additions to existing properties are expensed as incurred.

       Investments

Short-term investments consisted of money market funds, short-term commercial paper, repurchase agreements, municipal bonds and other debt securities with an original maturity of one year or less. Long-term investments consisted primarily of U.S. government and agency obligations, municipal bonds, collateralized mortgage obligations and other debt securities. At December 31, 1995, all investments were classified as available-for-sale, and reported at fair value.

       Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $1,212, $3,600, and $425 in advertising costs during 1996, 1995 and 1994, respectively.

       Intangible Assets

Intangible assets at December 31, 1996 include capitalized loan fees which are being amortized over the life of the loan, and ground water rights which are being amortized over a period of 15 years. Intangible assets in 1995 also included goodwill incurred in connection with the acquisition of Onsite in January, 1995. The entire amount outstanding of $547 was written off in 1996 as a result of the Onsite divestiture.

       Property and Equipment

Property and equipment are stated at cost. Interest incurred during the construction of facilities is capitalized and amortized over the life of the asset. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in income. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The service lives of the Company's property and equipment ranges from 3 to 31 years.

       Income Taxes

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

       Revenue Recognition

Revenue, net of any applicable contractual allowances or discounts, is recognized in the period services are rendered.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996

       Net Operating Revenue

Net operating revenue consists of revenue derived from guests, patients and participants, based on the billing rates established for each line of business, less any applicable discounts or contractual allowances. For the three years ending December 31, 1996, contractual allowances and discounts granted were approximately $1,485, $1,423, and $1,500, respectively.

       Stock Based Compensation

Stock options are granted to employees at an exercise price equal to or greater than fair value on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation."

       Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average shares outstanding, as exercisable stock options and outstanding warrants are anti-dilutive (decrease the loss per share amount).

       Credit Risk

A significant portion of the Company's accounts receivable are due from individuals (self-pay), insurance companies, other entities which provided health care benefits and credit card companies. Management performs credit evaluations and believes its allowance for doubtful accounts is adequate.

       Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 1996.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996


INVESTMENTS

The estimated cost and fair value of the Company's available-for-sale securities at December 31, 1996 and 1995 are as follows:

                                1996                   1995
                            -------------      -------------------
                                    Fair                     Fair
                            Cost    Value       Cost         Value
                            ----    -----      ------       ------
Certificate of deposit       $-       $-       $1,538       $1,538
Money market funds ...        -        -           97           97
                             --       --       ------       ------

Total investments ....       $0       $0       $1,635       $1,635
                             ==       ==       ======       ======

For the years ended December 31, 1996, 1995, and 1994, gross unrealized losses were $0, $0, and $399, respectively; proceeds from the sale of securities classified as available-for-sale were $1,635, $38,545, and $23,065, respectively; gross gains recognized were $0, $404, and $95, respectively; and gross losses recognized were $0, $80, and $375, respectively.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and 1995 are as follows:

                                                1996           1995
                                               -------       -------
Land and improvements ..................       $ 2,902       $ 2,898
Buildings and improvements .............        34,404        36,102
Furniture and equipment ................         9,049         9,005
                                               -------       -------

Total Property & equipment .............        46,355        48,005
                                               -------       -------

Less: accumulated depreciation
 and amortization ......................         8,938         7,847
                                               -------       -------

Total property and
equipment, net .........................       $37,417       $40,158
                                               =======       =======

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996


ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 1996 and 1995, accrued expenses and other liabilities were comprised of the following account balances:

                                                       1996         1995
                                                      ------       ------
Payroll and related taxes .....................       $1,403       $  925
Professional fees .............................          743          553
Deposits and patient refunds ..................          420          267
Reimbursement liability .......................        1,018        1,018
Current Portion of Note Payable ...............          258          101
Other .........................................          986          588
                                                      ------       ------
Total accrued expenses and
  other liabilities ...........................       $4,828       $3,452
                                                      ======       ======


LONG-TERM DEBT AND FINANCING OBLIGATION

Long-term debt and financing obligation at December 31, 1996 and 1995 are as follows:

                                                       1996         1995
                                                      ------       ------
Secured debt with an interest
  rate of 10%-12% maturing
  through 1999 ................................       $7,805       $   --
Financing obligation ..........................          796          903
Secured debt, repaid in 1996 ..................            0          183
Other .........................................           16            0
                                                      ------       ------
                                                      $8,617       $1,086

Less: current portion .........................          258          101
                                                      ------       ------
Total long-term debt and financing
   obligation .................................       $8,359       $  985
                                                      ======       ======


In November 1996, the Company entered into a secured loan agreement with AP LOM, LLC an affiliate of Apollo Real Estate Advisors, L.P. in the amount of $13,090. The Company received $8,090; the remaining $5,000 is a stand-by loan commitment, subject to compliance with certain conditions and the lender's good faith discretion. The obligations contain various operational and financial restrictions including restrictions on additional debt, prohibition of acquisitions and requirement of consolidated net worth (including Preferred Stock) of $24,000. In the event of default, the Lender may declare the $5,000 terminated, the principal and accrued interest due and payable, and elect a majority of the Board of Directors. The loan agreement bears interest at the rate of 10% for the first year, 11% for the second year and 12% for the third year. The maturity date is November 14, 1999. The loan agreement is secured by a deed of trust to essentially all of the land and buildings of the Company, a security interest in all of the Company's and its subsidiaries' personal property and by the collateral pledge of the Company's stock or other interest in the subsidiaries.

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

Future maturities of long-term debt and financing obligation at the date indicated are as follows:


                                       December 31,
                                           1996
                                       -----------
1997  .........................           $  258
1998  .........................            1,132
1999 ..........................            6,724
2000 ..........................              116
2001 ..........................              125
Thereafter ....................              262
                                          ------
                                          $8,617
                                          ======

For three years ended December 31, 1996, interest paid was $569, $87, and $12, respectively.

SEGMENT INFORMATION

The Company operates in two principal business segments; Health and Leisure and Treatment through which it provides both wellness and preventive health and health care services. The Health and Leisure segment presently consists of a luxury resort providing a full range of self discovery, stress management and recreational activities. Substantially all revenues result from guest bookings and retail charges. From March 1, 1996 through October 1, 1996, the Health and Leisure segment also included HHHI, a provider of weight management programs for the development and maintenance of healthy lifestyles. During this period, HHHI provided $112 in net income to the Company. The Treatment segment includes an inpatient, state licensed psychiatric hospital providing service for the prevention, education and treatment of substance abuse, and a broad range of mental health and behavioral disorders; and, through November 30, 1996, included a short-term intensive, experienced-based workshop program addressing a wide variety of personal and family issues. Substantially all revenues resulted from group therapy, medical assessments and stabilization, pharmacy, workshop and room and board charges. For the year ended December 31, 1996, no single customer accounted for more than 10% of either of the principal business segment's revenue. Prior to 1995, the Company operated in only the Treatment segment.

The results of operations for the Company's principal business segments are reported in the Consolidated Statement of Operations. For the years ended December 31, 1996 and 1995, there was no intersegment revenue and all reported segment operating expenses are those directly related to the operation of its business. The current operations of each principal business segment are located in Tucson, Arizona.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996


Information about the Company's operations in different business segments for the years ended December 31, 1996 and 1995 is as follows:

                                                      1996
                              --------------------------------------------------------
                                                            Corporate
                                            Health and         and
                              Treatment      Leisure       Other Items    Consolidated
                              ---------      -------       -----------    ------------
Total revenue                 $11,861        $ 6,521        $    76        $ 18,458
Income (loss) before
   income tax benefit           1,148         (8,183)        (7,658)        (14,693)
Identifiable assets             6,031         31,064          4,571          41,666
Capital expenditures,
   net                            (65)         1,354           (165)          1,124
Depreciation and
   amortization expense           544          1,933            438           2,915


                                                      1995
                              -------------------------------------------------------
                                                            Corporate
                                           Health and          and
                              Treatment     Leisure        Other Items   Consolidated
                              ---------     -------        -----------   ------------
Total revenue                 $12,765       $    530        $ 1,578        $ 14,873
Income (loss) before
   income tax benefit             765        (10,280)        (2,452)        (11,967)
Identifiable assets             7,191         32,291          8,460          47,942
Capital expenditures              540         19,900            451          20,891
Depreciation and
   amortization expense           515            196            347           1,058

STOCKHOLDERS' EQUITY

PREFERRED STOCK

In November 1996, the Company's Board of Directors created two series of Preferred Stock ("Series A" and "Series B"). The Company authorized 46,065 shares of Series A stock and 28,956 shares of Series B stock. At December 31, 1996, 17,109 shares of Series A and 28,956 shares of Series B are outstanding. A total of approximately 5,200,000 shares of common stock have been reserved for conversion of preferred stock and exercise of warrants. Significant terms and conditions of the Preferred Stock are described in the following paragraphs.

The holders of Series A stock are not entitled to receive dividends except upon an event of default in which event, the dividend rate on the Series A Preferred Stock will be 18% per annum. The holders of Series B are entitled to receive cumulative, preferred dividends at the rate of 12% per annum from January 1, 1997 to January 31, 1997 and at the rate of 18% per annum from February 1, 1997 and thereafter and upon a default of the provisions of the Series Designation. So long as any shares of Preferred Stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the Common Stock.

In the event of any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock shall be entitled to a liquidation preference over the holders of Common Stock in the amount of any accrued by unpaid dividends. There are no other liquidation preferences.

The holders of Series A stock are entitled to vote on all matters presented to the Company's stockholders for a vote and, except with respect to the election of Directors, each share of Series A stock entitles the holder thereof to such number of votes per share as equals the number of shares of the Common Stock into which such shares of Series A stock is then convertible. Initially, each share of Series A stock is convertible into 100 shares of Common Stock. In addition, the holders of Series A stock are entitled to vote separately as a separate class on all matters other than the election of directors. This means that matters submitted for a vote of the stockholders of the Company must receive the approval of the requisite percentage of the holders of Common Stock (with the holders of Series A stock being entitled to vote on an "as converted" basis) as well as of the holders of the Series A stock. In addition, the holders of Series A stock, as a class, are entitled to elect four directors to the Company's Board of Directors ("Preferred Directors"). Upon the occurrence of a default, the holders of Series A stock become entitled to elect a majority of the Company's Board of Directors. The holders of Series B stock do not possess any voting rights.

The Company may not redeem the Preferred Stock at any time before January 1, 2001. However, as long as any Series B stock is outstanding, the Preferred Stockholders can require the Company to redeem the Preferred Stock at its issuance price. The redemption price is equal to a price per share of $92.26 plus accrued but unpaid dividends.

The Company issued a total of 600,000 warrants in 1996 which are exercisable into 600,000 common shares at an exercise price of $1.50. These warrants are exercisable for the period of March 15, 1997 to November 13, 2006. The fair value of the warrants at issuance date was credited to additional paid in capital.

STOCK OPTION PLANS

At December 31, 1996, 1,993,000 shares of common stock were reserved for the exercise of options under the Company's 1992 and 1990 stock option plans. Options to purchase shares of common stock are granted with an exercise price equal to or greater than the fair market value on the date of grant, and are exercisable over periods ranging from three to ten years. Options may be exercised in installments commencing one year after the date of grant. All options become fully vested upon the acquisition of the Company or a merger in which the Company is not the surviving entity.

In 1993, the Company established a Non-Employee Director Stock Option Plan (the "DSO Plan"), which provides for the automatic granting of fully vested options to purchase shares of common stock to members of the Board of Directors who are not officers or employees of the Company. At December 31, 1996, 300,000 shares of common stock were reserved for issuance under the DSO Plan.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates ranging from 4.87% to 5.16% and from 5.3% to 5.87%, respectively; dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of .639; and an expected life of an option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

SFAS No. 123 requires the Company to present pro forma disclosure for options granted subsequent to 1995. These disclosures are not indicative of future amounts, as options granted prior to 1995 have not been included as provided by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of stock options was amortized to expense over the vesting period. Pro forma net income and loss per share are as follows:

                                                 1996           1995
                                                -------        -------
Net Income (loss):
   As reported . . . . . . . . . . . . .        (14,693)       (11,967)
   Pro forma . . . . . . . . . . . . . .        (14,933)       (12,051)

Earnings per share:
   As reported . . . . . . . . . . . . .          (1.72)         (1.40)
   Pro forma  . . . . . . . . . . . . . .         (1.75)         (1.41)

The following table summarizes the cumulative activity under the Company's incentive stock option plans:

                                       Options              Fully                Option Price             Weighted Avg.
                                     Outstanding        Vested Options        Range (Per Share)           Exercise Price
                                     -----------        --------------        -----------------           --------------
Balance at January 1, 1994             936,337             484,120              $3.88 - 28.75
Granted                                439,459                                   2.88 -  4.25
Canceled                              (488,661)                                  3.88 - 28.75
Exercised                                   --                                             --
                                     ---------             -------              -------------                  -----

Balance at December 31, 1994           887,135             377,251               2.88 - 23.25                 $ 4.11
Granted                                608,750                                   2.88 -  6.19                   3.67
Canceled                              (226,080)                                  2.88 - 10.75                   3.99
Exercised                               (8,054)                                  2.88 -  4.00                   3.63
                                     ---------             -------              -------------                  -----

Balance at December 31, 1995         1,261,751             472,945               2.88 - 23.25                   3.93
Granted                                453,500                                   1.25 -  5.25                   3.41
Canceled                              (361,887)                                  2.63 - 23.25                   2.63
Exercised                                   --                                             --                     --
                                     ---------             -------              -------------                  -----

Balance at December 31, 1996         1,353,364             846,188              $1.25 -  9.50                  $3.76
                                     =========             =======              =============                  =====

The weighted average fair value of options granted with an exercise price above market price on the date of grant during 1996 and 1995 was $1.38. The weighted average fair value of options granted with an exercise price equal to market price on the date of grant during 1996 and 1995 was $1.62 and $1.92, respectively. The remaining average contractual life for options outstanding as of December 31, 1996, was 6.75 years. The weighted average exercise price for exercisable options was $3.87 and $4.03 at December 31, 1996 and 1995, respectively.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996

INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109. The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was not material.

The provisions (benefits) for income taxes for the three years ending December 31, 1996 are as follows:

                1996      1995           1994
                ----      ----           ----
Current:
 Federal        $--       $(315)       $(4,525)
 State           --          --             --
 Deferred        --         315          1,935
                ---       -----        -------

Total           $--       $  --        $(2,590)
                ===       =====        =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                       1996                        1995
                                                ---------------------      --------------------
                                                Current    Noncurrent      Current   Noncurrent
                                                -------    ----------      -------   ----------
Capitalized business expansion costs              $--       $  2,164        $--       $ 2,636
Tax basis of fixed assets in excess of
   book basis                                      --          1,766         --           678
Non-Deductible Reserves                            --            657         --           439
State net operating loss carryforward              --          2,134         --         1,343
Federal net operating loss carryforward            --          4,860         --           922
Minimum tax credit                                 --            258         --           258
Other, net                                         --             87         --            74
                                                  ---       --------        ---       -------
Total deferred tax assets                          --         11,926         --         6,350
Valuation allowance                                --        (11,926)        --        (6,350)
                                                  ---       --------        ---       -------

Net deferred tax assets                           $--       $     --        $--       $    --
                                                  ===       ========        ===       =======

Management has established a valuation allowance equal to the deferred tax assets at December 31, 1996 and 1995, based upon the likelihood that such deferred tax assets will not be realized.

At December 31, 1996, the Company had approximately $14,300 and $35,500 of federal and state net operating loss carryforwards, respectively, which expire for federal purposes during the years 2005 through 2012 and for state purposes during the years 1998 through 2002. In addition, at December 31, 1996, the Company has approximately $258 in Alternative Minimum Tax Credits for federal tax purposes which do not expire. Substantially all of the Company's net operating loss and minimum tax credit carryforwards are subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code
Section 382 as a result of an ownership change which occurred during 1996.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996



The differences between the income tax benefit at the statutory rate and the actual income tax benefit is as follows:


                                                 1996          1995          1994
                                                -----         -----         -----
Federal income tax rate                         (34.0)%       (35.0)%       (34.0)%
Increase (decrease) in taxes:
  State taxes, net of federal tax benefit          --            --          (5.6)
  Change in valuation allowance                  30.0          27.3           0.3
  Other, net                                      4.0           7.7          (8.6)
                                                -----         -----         -----

Effective tax rate                                0.0%          0.0%        (47.9)%
                                                =====         =====         =====

For the three years ending December 31, 1996, no income tax payments were made.

OPERATING LEASES

The Company leases land, vehicles and equipment under operating leases. Future annual minimum lease payments under noncancelable operating leases at December 31, 1996, are as follows:

1997                                 $177
1998                                  226
1999                                  130
2000                                  132
2001                                   27
                                     ----
Total minimum payments               $692
                                     ====

Total rental expense recognized under operating leases for the three years ending December 31, 1996, was $471, $160, and $124, respectively.

EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan that provides for discretionary employer contributions and for optional employee contributions which are matched by the Company at a maximum rate of 50% of the employees' contributions up to amounts prescribed by law. All employees who meet minimum age and service requirements are eligible to participate in the plan. It is the Company's policy to fund plan contributions as accrued. For the three years ending December 31, 1996, employer matching and discretionary contributions to the plan were approximately $163, $126, and $63, respectively.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996

UNUSUAL CHARGES

In 1996, the Company was committed to abandon one of its administrative buildings and, therefore, wrote off the net book value of $1,170.

In 1995, in conjunction with the development of Miraval, certain of the Company's facilities were renovated and expanded to accommodate the lodging requirements and the programs and activities offered by Miraval. Because of the nature of the construction activities, certain existing assets and components of existing assets were retired or dismantled. Accordingly, the Company recognized a charge of $1,695 in the fourth quarter of 1995.

RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors whose term on the Board ended in May, 1996, is a member of an investment firm that provided investment management services to the Company. In addition, an entity which owned approximately 8% of the Company's common stock at December 31, 1995 is affiliated with an investment firm that provided investment management services to the Company. For the three years ended December 31, 1996, approximately $0, $97, and $17,000, respectively, of the Company's investments were managed by these firms. For the three years ended December 31, 1996, fees paid for these services amounted to approximately $0, $50, and $41, respectively. Management believes such fees are reasonable and comparable to those of other institutions providing similar services.

Effective January 1, 1995, an individual related to a Director entered into a one year consulting arrangement with the Company for total compensation of $100.

The Company leases a facility from an entity controlled by the Acting President of the Company and Chairman of the Company's Board of Directors. See note entitled Long-Term Debt and Financing Obligation for additional information.

An entity controlled by the Acting President of the Company and Chairman of the Company's Board of Directors provided consulting services to the Company; in 1996 total fees of $141 were paid to that entity.

A loan of $300 was made to the Company in September 1996 from the Acting President of the Company and Chairman of the Company's Board of Directors. A loan of $275 was made to the Company in September 1996 from the former President and CEO. Both loans were repaid prior to December 31, 1996.

Effective October 1, 1996, the Company sold HHHI to the former President and CEO of the Company for an amount which equaled the Company's purchase price plus advances to that subsidiary from the purchase through disposition date. The Company agreed to indemnify the related party for up to $130 upon resale of the HHHI real property to an unaffiliated third party.

An individual who became a member of the Company's Board of Directors on November 15, 1996, is a member of a legal firm which represents the Company on real estate and transactional issues; total fees of $93 were paid to that firm in 1996.

CONTINGENCIES

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (000s, except share and per share amounts)
                                December 31, 1996

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes certain quarterly financial data:


                                                        Loss                         Net Loss
                                         Total          Before                     Per Share of
                           Total       Operating        Income                        Common
                          Revenue       Expenses      Tax Benefit       Net Loss       Stock
                          -------      ---------      -----------      ---------   ------------
1996 Quarter ended:
  March 31 ........       $ 4,627       $ 7,463        $ (2,836)       $ (2,836)      $ (.33)
  June 30 .........         4,837         7,249          (2,412)         (2,412)        (.28)
  September 30 ....         4,326         7,659          (3,333)         (3,333)        (.39)
  December 31 .....         4,668        10,780          (6,112)         (6,112)        (.72)
                          -------       -------        --------        --------       ------

                          $18,458       $33,151        $(14,693)       $(14,693)      $(1.72)
                          =======       =======        ========        ========       ======

1995 quarter ended:
   March 31 .......       $ 3,935       $ 4,343        $   (409)       $   (409)      $ (.05)
   June 30 ........         3,806         5,055          (1,248)         (1,248)        (.15)
   September 30 ...         3,338         6,870          (3,532)         (3,532)        (.41)
   December 31 ....         3,794        10,572          (6,778)         (6,778)        (.79)
                          -------       -------        --------        --------       ------
                          $14,873       $26,840        $(11,967)       $(11,967)      $(1.40)
                          =======       =======        ========        ========       ======

The financial data disclosed for the quarter ended December 31, 1996 includes a write-off of one of the Company's administrative buildings of $1,170. This charge was recorded in the corporate segment.

The financial data disclosed for the quarters ended June 30, 1995, and September 30, 1995, includes pre-opening costs of $828 and $2,602, respectively. The financial data disclosed for the quarter ended December 31, 1995, includes pre-opening costs of $3,812 and charges related to the retirement and dismantlement of certain of the Company's assets of $1,695.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 22, 1997, and is hereby incorporated by reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements:

                  Reference is made to the listing on page 14 for a list of all financial statements filed as a part of this report.

         (2) Financial Statement Schedules. The following financial statement schedules are required by Item 14(d). All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                  Schedule II. Valuation and Qualifying Accounts

         (3) Exhibits. The following exhibits are incorporated by reference as indicated or are filed as part of this Annual Report on Form 10-K:

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                       Document                                      Page
-------           --------------------------------------------------------------       ------------
  3.1             Certificate of Incorporation                                              (1)

  3.2             Amended Restated By-Laws                                                  (5)

  4.1             Specimen Common Stock Certificate                                         (1)

  4.2             Certificate of Designation, Preferences and Rights of the                 (11)
                  Convertible Preferred Stock, Series A and Cumulative Preferred
                  Stock, Series B of NextHealth, Inc.

10.26             Stock Bonus and Repurchase Agreement, dated November 18, 1988,             (1)
                  between John H. Schmitz and Rita F. Schmitz and Sierra
                  Tucson/Properties, Inc., as amended on August 31, 1989

10.33             1989 Stock Option Plan                                                     (1)

10.47             1990 Stock Option Plan                                                     (2)

10.49             Commercial lease dated as of March 15, 1991, between the State             (3)
                  of Arizona and Sierra Tucson AC, Inc., relating to lease of
                  Adolescent Care facility site

10.51             Form of Indemnity Agreement*                                               (4)

10.53             1992 Stock Option Plan                                                     (3)

10.54             Non-Employee Directors Stock Option Plan                                   (5)

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                       Document                                      Page
-------           --------------------------------------------------------------       ------------
10.56             Real Estate Sale Agreement and industrial Building Lease for              (6)
                  Sierra Tucson AC, Inc. Adolescent Center dated December 28,
                  1994, and December 29, 1994, respectively.

10.57             Onsite Training and Consulting, Inc. Stock Purchase Agreement             (6)
                  dated January 13, 1995

10.58             Severance Agreement, General Release, Covenant Not to Sue                 (6)
                  between the Company and William T. O'Donnell, Jr., dated
                  January 20, 1995

10.59             Elements of compensation - Wayne M. Morrison, Vice                        (7)
                  President/Chief Financial Officer

10.60             Note Payable between NextHealth, Inc. and Sundt Corporation               (8)
                  dated April 10, 1996 (without exhibits)

10.61             Asset Purchase Agreement by and among NextHealth, Inc. and                (8)
                  Hilton Head Health Institute, Inc. dated February 29, 1996
                  (without exhibits)

10.62             Amendment 1 to Note Payable between NextHealth, Inc. and Sundt            (9)
                  Corporation dated June 28, 1996

10.63             Loan Agreement between NextHealth, Inc. and Mortgages, Ltd.               (9)
                  dated June 25, 1996 (without exhibits)

10.64             Secured Promissory Note between NextHealth, Inc. and                      (9)
                  Mortgages, Ltd. dated June 25, 1996

10.65             Deed of Trust, Assignment of Rents and Security Agreement                 (9)
                  between NextHealth, Inc. and Mortgages, Ltd. dated June 25,
                  1996

10.66             Security Agreement between Sierra Tucson, Inc. and Mortgages,             (9)
                  Ltd. dated June 25, 1996 (without exhibits)

10.67             Security Agreement between Sierra Healthstyles, Inc. and                  (9)
                  Mortgages, Ltd. dated June 25, 1996 (without exhibits)

10.68             Guaranty between Sierra Tucson, Inc. and Mortgages, Ltd. dated            (9)
                  June 25, 1996

10.69             Guaranty between Sierra Healthstyles, Inc. and Mortgages, Ltd.            (9)
                  dated June 25, 1996

10.70             Asset Purchase Agreement between Sierra Tucson, Inc. and                 (10)
                  Soften Realty, LLC

10.71             Operating Agreement of Soften Realty, Inc. between NextHealth,           (10)
                  Inc. and AP NH, LLC

10.72             Security Agreement between Sierra Tucson, Inc. and Soften                (10)
                  Realty, LLC

10.73             Non-negotiable Security Promissory Note                                  (10)

10.74             Assumption agreement                                                     (10)

10.75             Bill of Sale and Assignment between Sierra Tucson, Inc. and              (10)
                  Soften Realty, LLC

10.76             Preferred Stock and Warrant Purchase Agreement between                   (10)
                  NextHealth, Inc. and AP LOM LLC

10.77             Registration and Pre-emptive Rights Agreement between                    (10)
                  NextHealth, Inc. and AP LOM LLC

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                       Document                                      Page
-------           --------------------------------------------------------------       ------------
10.78             Credit Agreement between NextHealth, Inc. and AP LOM LLC                  (10)

10.79             Pledge Agreement between NextHealth, Inc. and AP LOM LLC                  (10)

10.80             Term Note A between NextHealth, Inc. and AP LOM, LLC                      (11)

10.81             Term Note B between NextHealth, Inc. and AP LOM, LLC                      (11)

10.82             Warrant for 500,000 shares of Common Stock                                (11)

10.83             Deed of Trust for the use and benefit of AP LOM, LLC                      (11)

10.84             Guaranty made by NextHealth's subsidiaries                                (11)

10.85             General Security Agreement among NextHealth's subsidiaries and            (11)
                  AP LOM, LLC

21.1              Subsidiaries                                                               40

23.1              Consent of Ernst & Young LLP, Independent Auditors                         41

(1) Incorporated by reference from Company's Form S-1 Registration Statement, File No. 33-31020, declared effective in October 1989.

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

(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995.

(8) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1996.

(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1996.

(10) Incorporated by reference from the Company's Form 10-Q/A No. 1 for the quarter ended September 30, 1996.

(11) Incorporated by reference from the Company's Form 10-Q/A No. 2 for the quarter ended September 30, 1996.

* The Company has entered into indemnification agreements with certain of its directors, one of whom is an executive officer, and certain former directors. Pursuant to the Instructions accompanying Item 601 of Regulation S-K, the Company has not filed each such indemnification agreement.

(b)               Reports on Form 8-K. None.

(c) Exhibits Required by Item 601 of Regulation S-K. See (a)(3) above.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEXTHEALTH, INC.


Dated: March 28, 1997                 BY: /s/ William T. O'Donnell, Jr.
                                          ------------------------------
                                          WILLIAM T. O'DONNELL, JR.
                                          President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                                                Date
---------                          --------                                                ----
/s/ William T. O'Donnell, Jr.      Chairman of the Board of Directors                 March 28, 1997
-----------------------------      President and Chief Executive Officer
William T. O'Donnell, Jr.          (Principal Executive Officer)


/s/ Joseph R. Cruse                Director                                           March 28, 1997
-----------------------------
Joseph R. Cruse


/s/ Neil E. Jenkins                Director                                           March 28, 1997
-----------------------------
Neil E. Jenkins


/s/ George L. Ruff                 Director                                           March 28, 1997
-----------------------------
George L. Ruff


/s/ Stephen L. Berger              Director                                           March 28, 1997
-----------------------------
Stephen L. Berger


/s/ Lee S. Neibart                 Director                                           March 28, 1997
-----------------------------
Lee S. Neibart


/s/ Bruce Spector                  Director                                           March 28, 1997
-----------------------------
Bruce Spector


/s/ W. Edward Scheetz              Director                                           March 28, 1997
-----------------------------
W. Edward Scheetz


/s/ Alfred Trivilino               Director                                           March 28, 1997
-----------------------------
Alfred Trivilino


/s/ Loree Thompson                 Chief Financial Officer                           March 28, 1997
-----------------------------      (Principal Financial and Accounting Officer)
Loree Thompson

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     (000s)



           Column A                Column B           Column C       Column D       Column E
          -----------            ------------        ----------     ----------     ----------
                                                     Additions
                                  Balance at        (Charged to                    Balance at
                                 Beginning of        Costs and                       End of
          Description               Period            Expenses)     Deductions      Period
          -----------            ------------        ----------     ----------     ----------
Year ended December 31, 1996:
   Allowance for doubtful
   accounts                         $  501             $223          $  211           $513
                                    ======             ====          ======           ====
Year ended December 31, 1995:
   Allowance for doubtful
   accounts                         $  727             $ 50          $  276           $501
                                    ======             ====          ======           ====
Year ended December 31, 1994:
   Allowance for doubtful
   accounts                         $2,887             $661          $2,821           $727
                                    ======             ====          ======           ====