Form 10-Q
period 1997-03-31
NEXTHEALTH INC
filed 1997-05-14
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

On May 1, 1997, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 14 of all exhibits filed as a part of this report.

                                NEXTHEALTH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                                                           PAGE
------------------------------                                                                           ----
Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1997 (unaudited) and December
                31, 1996...........................................................................        3

           Unaudited Consolidated Statements of Operations for the three months ended
                March 31, 1997 and 1996............................................................        4

           Unaudited Consolidated Statements of Cash Flows for the three months ended
                March 31, 1997 and 1996 ...........................................................        5

           Unaudited Consolidated Statements of Changes in Stockholders' Equity for the
                three months ended March 31, 1997 .................................................        6

           Unaudited Notes to the Consolidated Financial Statements ...............................        7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations ........................................................................        9

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings .......................................................................       14

Item 4.   Submission of Matters to a Vote of Security Holders .....................................       14

ITEM 6.   Exhibits and Reports on Form 8-K ........................................................       14

Signatures ........................................................................................       15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)

                                                                                    March 31,      December 31,
                                                                                      1997             1996
                                                                                    ---------      ------------
                                                                                  (Unaudited)

ASSETS
  Current Assets:
    Cash and equivalents ....................................................       $    589        $  1,373
    Accounts receivable, less allowance for doubtful accounts
       of $483 and $457, respectively .......................................            980             928
    Prepaid expenses ........................................................            202             387
    Other current assets ....................................................            659             902
                                                                                    --------        --------
       Total current assets .................................................          2,430           3,590

Property and equipment, net .................................................         36,887          37,417
Long-term receivables, less allowance for doubtful accounts
     of $68 and $56, respectively ...........................................            205             167
Intangible assets, less amortization of $62 and $29, respectively ...........            419             451
Other assets ................................................................             31              41
                                                                                    --------        --------
       Total assets .........................................................       $ 39,972        $ 41,666
                                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade .................................................       $  1,192        $  2,050
    Accrued expenses and other liabilities ..................................          4,610           4,828
                                                                                    --------        --------
       Total current liabilities ............................................          5,802           6,878
  Long-term debt and financing obligation ...................................          8,376           8,359
                                                                                    --------        --------
       Total liabilities ....................................................         14,178          15,237
                                                                                    --------        --------

  Mandatorily Redeemable Preferred Stock:
    Series A, $.01 par value, 46,065 shares authorized,
       17,109 shares outstanding at Dec. 31, 1996 ...........................             --           1,578
    Series B, $.01 par value, 28,956 shares authorized,
       28,956 shares outstanding at Dec. 31, 1996 ...........................             --           2,672

  Stockholders' Equity:
    Preferred stock - undesignated, $.01 par value, 3,953, 935 and
       3,924,979 shares authorized at March 31, 1997 and Dec. 31,
       1996, respectively; no shares outstanding ............................             --              --
    Preferred stock, Series A, $.01 par value, 46,065 shares
       authorized; 46,065 shares outstanding at March 31, 1997 ..............          4,250              --
    Common stock, $.01 par value, 16,000,000 shares
       authorized; 8,554,938 shares outstanding .............................             86              86
    Additional paid-in capital ..............................................         43,747          43,747
    Accumulated deficit .....................................................        (22,289)        (21,654)
                                                                                    --------        --------
       Total stockholders' equity ...........................................         25,794          22,179
                                                                                    --------        --------
       Total liabilities and stockholders' equity ...........................       $ 39,972        $ 41,666
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000s, except share and per share amounts)
                                   (Unaudited)


                                                Three Months Ended
                                                    March 31,
                                         ------------------------------
                                             1997               1996
                                         -----------        -----------
Revenue:
   Net operating revenue .........       $     5,730        $     4,501
   Other revenue .................                68                126
                                         -----------        -----------
         Total net revenue .......             5,798              4,627
Operating expenses:
   Salaries and related
     benefits ....................             3,091              3,789
   General and administrative ....             2,418              2,957
   Depreciation and
     amortization ................               656                652
   Interest expense ..............               268                 65
                                         -----------        -----------
         Total operating
           expenses...............             6,433              7,463
                                         -----------        -----------
Loss before income taxes .........              (635)            (2,836)
Income tax provision (benefit) ...                --                 --
                                         -----------        -----------
Net loss .........................       $      (635)       $    (2,836)
                                         ===========        ===========
Weighted average shares of common
   stock outstanding .............         8,554,938          8,554,938
                                         ===========        ===========
Net loss per share of
   common stock ..................       $     ( .07)       $      (.33)
                                         ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                   (Unaudited)




                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    ----------------------
                                                                                     1997           1996
                                                                                    -------        -------

Cash flows from operating activities:
  Net loss ..................................................................       $  (635)       $(2,836)
  Adjustments to reconcile net loss to cash
     used in operating activities:
        Depreciation and amortization .......................................           681            652
        Provision (benefit) for bad debts ...................................           123           (110)
        Minority Interest ...................................................            14             --
Changes in operating assets and liabilities net of effects from acquisitions:
     Decrease (increase) in assets:
        Accounts receivable .................................................          (212)           662
        Other assets ........................................................           436           (169)
     Increase (decrease) in liabilities:
        Accounts payable, accrued expenses
          and other liabilities .............................................        (1,090)          (833)
                                                                                    -------        -------
Net cash used in operating activities .......................................          (683)        (2,634)

Cash flows from investing activities:
     Purchase of property and equipment .....................................           (94)        (1,483)
     Business acquisitions, net of cash
          acquired ..........................................................            --            (88)
                                                                                    -------        -------
Net cash used in investing activities .......................................           (94)        (1,571)

Cash flows from financing activities:
     Proceeds from long-term borrowings .....................................            --             15
     Reduction of long-term borrowings and
          financing obligation ..............................................            (7)           (43)
                                                                                    -------        -------
Net cash used in financing activities .......................................            (7)           (28)
                                                                                    -------        -------

Net decrease in cash and
          equivalents .......................................................          (784)        (4,233)
Cash and equivalents at beginning of period .................................         1,373          4,499
                                                                                    -------        -------
Cash and equivalents at end of period .......................................       $   589        $   266
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                   (Unaudited)




                                Preferred Stock            Common Stock          Additional                       Total
                             ---------------------       ----------------         Paid-in       Accumulated    Stockholder's
                               Cost         Shares       Cost     Shares          Capital         Deficit         Equity
                             -------       -------       ---    ---------        ----------      ----------    -------------
Balance at
 Dec. 31, 1996 ...........        --           --        $86    8,554,938         $43,747        $(21,654)        $22,179

Removal of Mandatory
 redemption provisions
 on previously-issued
 Preferred Stock ........     $4,250       46,065         --           --              --              --           4,250

Net loss for the three
 months ended
 March 31, 1997 ........          --           --         --           --              --            (635)           (635)
                              ------       ------        ---    ---------         -------        --------      ----------

Balance at
 March 31, 1997 ........      $4,250       46,065        $86    8,554,938         $43,747        $(22,289)        $25,794
                              ======       ======        ===    =========         =======        ========      ==========


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

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC ("Sierra Tucson"), is an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval(TM) ("Miraval"), is a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment. In 1996, the Treatment and Health and Leisure segments included Onsite (which offered short-term therapeutic treatment experiences and workshops), and Hilton Head Health Institute ("HHHI", a provider of weight management programs, acquired on March 1, 1996), respectively. Onsite and HHHI were divested on November 30, 1996 and October 1, 1996, respectively.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying interim consolidated financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company received shareholder approval for conversion of the Series B Preferred Stock to Series A Preferred Stock at a Special Meeting of Stockholders held on January 29, 1997. As a result, each share of Series B Preferred Stock outstanding was automatically converted into one share of Series A Preferred Stock. The holders of preferred stock had the right to require the Company to redeem both Series A and Series B Preferred Stock as long as any Series B Preferred Stock was outstanding. As no Series B Preferred Stock remained outstanding as of March 31, 1997, and thus the Preferred Stock was no longer mandatorily redeemable, amounts attributable to Series A Preferred Stock have been classified as equity in the accompanying unaudited balance sheet.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average shares outstanding, as exercisable stock options, outstanding warrants and convertible preferred stock are anti-dilutive (decrease the loss per share amount).

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements will not impact the primary earnings per share for either the quarter ended March 31, 1997 or March 31, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified to conform to the presentation used in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three-month period ended March 31, 1997. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC ("Sierra Tucson") is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval(TM), is a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment. In 1996, the Treatment and Health and Leisure segments included Onsite (which offered short-term therapeutic treatment experiences and workshops), and Hilton Head Health Institute ("HHHI", a provider of weight management programs acquired on March 1, 1996), respectively. Onsite and HHHI were divested on November 30, 1996 and October 1, 1996, respectively.

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment. For the three-month period ended March 31, 1997, the Treatment segment accounted for approximately 50% of the Company's operating revenues and approximately 34% of operating expenses while the Health and Leisure segment accounted for approximately 50% of the Company's operating revenue and approximately 53% of operating expenses. The Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1996

The significant changes in results of operations and net cash provided by (used in) operating activities for the three-month period ended March 31, 1997, compared to the same period in 1996 are discussed below.


                                                                     Three Months Ended
                                                                          March 31,
                                                            ------------------------------------
                                                              1997          1996        % Change
                                                            -------        -------      --------

FINANCIAL RESULTS: (000s, except per share amounts)
  Total net revenue .................................       $ 5,798        $ 4,627         25.3%
  Total operating expenses ..........................         6,433          7,463        (13.8)
  Net loss ..........................................          (635)        (2,836)       (77.6)
  Net loss per share of common stock ................          (.07)          (.33)       (78.8)
  Net cash provided by (used in)
    operating activities ............................          (683)        (2,634)          --
OPERATING DATA:
  Patient days - STI ................................         4,379          4,146          5.6
  Average daily census - STI ........................            49             46          6.5
  Participant days - Onsite(1) ......................            --          1,892           --
  Average daily census - Onsite(1) ..................            --             21           --
  Participant days - HHHI(2) ........................            --          1,127           --
  Average daily census - HHHI(2) ....................            --             36           --
  Guest days - Miraval(3) ...........................         7,518          4,022         86.9
  Average daily guest count - Miraval(3) ............            84             44         90.9


(1)      Onsite was divested on November 30, 1996.

(2) HHHI was acquired March 1, 1996 and divested on October 1, 1996. The operating data disclosed for HHHI is for the period from March 1, 1996 to March 31, 1996.

(3)      Guest stays include both paying and complimentary stays.

For the three-month period ended March 31, 1997, loss before income tax benefit and net loss decreased $2.2 million to $635,000 and net cash provided by operating activities increased $2.0 million resulting in net cash used in operating activities of $683,000 compared to the same period in 1996.

Total net revenue increased $1.2 million to $5.8 million, an increase of 25% when compared to the same period in 1996. Results reflect increased revenues from the operations of Miraval as well as improved average daily census at Sierra Tucson. These increases in revenue were partially offset by a loss of revenue associated with the divestiture of the Onsite Workshops and Hilton Head Health Institute.

Salaries and related benefits decreased $698,000 to $3.1 million, a decrease of 18% when compared to the same period in 1996. The decrease was a result of Company-wide reductions, with an emphasis on the corporate entity.

General and administrative expense decreased $539,000 to $2.4 million, a decrease of 18% when compared to the same period in 1996. The decrease was related to Company-wide cost reductions. This decrease was partially offset by an increase in the provision for bad debt relative to the increase in census level at Sierra Tucson.

The Company recognized a pre-tax loss of $635,000 for the three-month period ended March 31, 1997. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments and proceeds from public equity offerings and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities are primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three-month period ended March 31, 1997.

For the three-month period ended March 31, 1997, the Company had capital expenditures of approximately $94,000. Primarily as a result of operating expenditures required to support the Health and Leisure segment, the Company's cash reserves have decreased significantly. At March 31, 1997, the Company's cash and investments were $589,000.

The Treatment segment's operational results for the three-month period ended March 31, 1997 reflect the segment's focus on attracting a high percentage of retail patients. During this period, 62.4% of patient revenue was derived from retail payments and the remaining 37.6% from third party payors. STI continues to experience pressure from third party payors and managed care organizations to restrict patient access to and payment for treatment services. Based on current census levels and operating expenses, STI believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

Miraval, the Company's Health and Leisure segment's remaining line of business, commenced operations in December 1995. Its results are primarily affected by occupancy, average room rates and the ability to manage costs. Miraval believes that it operates in a unique niche in the emerging health and leisure market, one which will take time to fully develop. Marketing and advertising initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 54.2% through March 31, 1997 of which 96.3% were paying guests and 3.7% non-paying guests. As part of the Miraval's marketing strategy, media, travel and trade representatives as well as other key influencers have been invited to experience Miraval in an effort to further promote its position in the market place. Management believes the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition.

To meet its current liquidity requirements, the Company entered into debt and equity financing transactions which closed on November 15, 1996. The proceeds from the transactions were approximately $12,340,000. The debt financing transaction contains certain provisions related to a stand-by commitment for an additional $5,000,000, subject to compliance with certain conditions and the lender's good faith discretion. To the extent that cash on hand is not sufficient to meet future operating cash requirements, management believes that the stand-by funds will be available to provide the cash necessary to fund future operating cash requirements.

Management believes the stand-by commitment for $5 million, if available, will provide sufficient liquidity to allow the Company to operate through 1997. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1997 operating losses do not exceed an amount sustainable by the stand-by commitment, if available. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

BUSINESS OUTLOOK

Performance in the Treatment segment (STI) will be driven by continued aggressive implementation of cost controls and new marketing initiatives. Particular emphasis will be placed on increasing the number of self-pay patients through a combination of innovative treatment programs and focused advertising, direct mail, field sales and outbound telemarketing campaigns.

Recently developed programs such as Recovery Plus(TM) and Sierra Care(TM) will be promoted to major referent and retail market sectors, and will likewise be introduced to the corporate marketplace. STI will also continue its traditional marketing efforts to the referent therapist community, and look for the continued growth of prospective patients which characterized the first quarter of 1997.

Miraval, the Company's initial entry in the Health and Leisure category, has now been in operation for sixteen months and looks for improved performance in 1997. The resort has received extensive press coverage in such diverse media as CNN, InStyle, Gourmet, and Vogue magazine, and has likewise gained a high level of awareness among consumers and travel professionals.

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

Miraval represents a new and significant line of business for the Company. It is the Company's initial entry into a unique niche in an emerging health and leisure market for which there is little, if any, industry market data available. Its products and services are different than those of traditional destination resorts or destination "spa" facilities. The Company has little experience in the marketing, management or operation of a facility of this nature, although it has hired qualified and experienced personnel from related operations.

The Company is unable to project with any degree of accuracy the future occupancy levels or revenues of Miraval because the facility is in its second year of operation. The Company has minimal operating data for projecting occupancy levels during peak and non-peak periods, marketing, operating or maintenance costs and expenses. Although the Company believes that there is strong consumer demand for Miraval's products and services because it offers a unique vacation alternative, the Company cannot be certain that its current marketing strategy will successfully attract the targeted clientele.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         NONE


     b)  Reports on Form 8-K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NextHealth, Inc.
                                          Registrant



DATE:   May 13, 1997                      BY: /s/ William T. O'Donnell, Jr.
                                              ------------------------------
                                          WILLIAM T. O'DONNELL, JR.
                                          President and Chief Executive Officer



DATE:   May 13, 1997                      BY: /s/ Jose Acosta
                                              -----------------
                                          JOSE ACOSTA
                                          (Financial and Accounting Officer)



DATE:   May 13, 1997                      BY: /s/ Michelle O. Culver
                                              -----------------------
                                          MICHELLE O. CULVER
                                          (Financial and Accounting Officer)