Form 10-Q
period 1997-06-30
NEXTHEALTH INC
filed 1997-08-14
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)



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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

On August 1, 1997, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 15 of all exhibits filed as a part of this report.

                                NEXTHEALTH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31,
               1996..........................................................................      3

           Unaudited Consolidated Statements of Operations for the three and six month
                periods ended June 30, 1997 and 1996 ........................................      4

           Unaudited Consolidated Statements of Cash Flows for the six month periods ended
                June 30, 1997 and 1996 ......................................................      5

           Unaudited Consolidated Statements of Changes in Stockholders' Equity for the
                six month period ended June 30, 1997 ........................................      6

           Unaudited Notes to the Consolidated Financial Statements .........................      7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations ..................................................................      9

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................     15

Item 4.    Submission of Matters to a Vote of Security Holders...............................     15

Item 6.    Exhibits and Reports on Form 8-K..................................................     15

Signatures ..................................................................................     16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)

                                                                                    June 30,     December 31,
                                                                                      1997          1996
                                                                                  -----------    ------------
                                                                                  (Unaudited)
ASSETS

  Current Assets:
    Cash and equivalents ....................................................       $    415        $  1,373
    Accounts receivable, less allowance for doubtful accounts
       of $553 and $457, respectively .......................................            584             928
    Prepaid expenses ........................................................            303             387
    Other current assets ....................................................            620             902
                                                                                    --------        --------
       Total current assets .................................................          1,922           3,590
Property and equipment, net .................................................         36,419          37,417
Long-term receivables, less allowance for doubtful accounts
     of $44 and $56, respectively ...........................................            131             167
Intangible assets, less amortization of $94 and $29, respectively ...........            387             451
Other assets ................................................................             32              41
                                                                                    --------        --------
       Total assets .........................................................       $ 38,891        $ 41,666
                                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable, trade .................................................       $    740        $  2,050
    Accrued expenses and other liabilities ..................................          4,669           4,828
                                                                                    --------        --------
       Total current liabilities ............................................          5,409           6,878
  Long-term debt and financing obligation, less current portion .............          8,953           8,359
                                                                                    --------        --------
       Total liabilities ....................................................         14,362          15,237
                                                                                    --------        --------

  Mandatorily Redeemable Preferred Stock:
     Series A, $.01 par value, 46,065 shares authorized,
       17,109 shares outstanding at Dec. 31, 1996 ...........................             --           1,578
     Series B, $.01 par value, 28,956 shares authorized,
       28,956 shares outstanding at Dec. 31, 1996 ...........................             --           2,672
  Stockholders' Equity:
     Preferred stock - undesignated, $.01 par value, 3,924,979
       shares authorized at June 30, 1997 and Dec. 31, 1996;
       no shares outstanding ................................................             --              --
    Preferred stock, Series A, $.01 par value, 46,065 shares
      authorized; 46,065 shares outstanding at June 30, 1997 ................             --              --
    Common stock, $.01 par value, 16,000,000 shares
      authorized; 8,554,938 shares outstanding ..............................             86              86
    Additional paid-in capital ..............................................         47,997          43,747
    Accumulated deficit .....................................................        (23,554)        (21,654)
                                                                                    --------        --------
       Total stockholders' equity ...........................................         24,529          22,179
                                                                                    --------        --------
       Total liabilities and stockholders' equity ...........................       $ 38,891        $ 41,666
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (000s, except per share amounts)
                                   (Unaudited)



                                           Three Months Ended             Six Months Ended
                                                 June 30,                     June 30,
                                         ----------------------        ----------------------
                                           1997           1996           1997           1996
                                         -------        -------        -------        -------
Revenue:
  Net operating revenue ..........       $ 5,359        $ 4,746        $11,089        $ 9,247

  Other revenue ..................           126             91            195            217
                                         -------        -------        -------        -------

        Total net revenue ........         5,485          4,837         11,284          9,464

Operating expenses:

  Salaries and related benefits ..         3,080          3,741          6,171          7,530

  General and administrative .....         2,755          2,784          5,187          5,741

  Interest .......................           264             43            518            108

  Depreciation and amortization ..           651            681          1,308          1,333
                                         -------        -------        -------        -------
        Total operating expenses .         6,750          7,249         13,184         14,712
                                         -------        -------        -------        -------

Loss before income tax benefit ...        (1,265)        (2,412)        (1,900)        (5,248)

Income tax benefit ...............            --             --             --             --
                                                                       -------        -------
Net loss .........................       $(1,265)       $(2,412)       $(1,900)       $(5,248)
                                         =======        =======        =======        =======
Weighted average shares of common
stock outstanding ................         8,555          8,555          8,555          8,555
                                         =======        =======        =======        =======

Net loss per share of common stock       $ (0.15)       $ (0.28)       $ (0.22)       $ (0.61)
                                         =======        =======        =======        =======


         The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    ----------------------
                                                                                      1997           1996
                                                                                    -------        -------
Cash flows from operating activities:
   Net loss .................................................................       $(1,900)       $(5,248)

Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization ...........................................         1,357          1,333
    Provision (benefit) for bad debts .......................................           217           (178)
    Minority interest .......................................................            30             --

Changes in operating assets and liabilities net of effects from acquisitions:
    Decrease (increase) in assets:
       Accounts receivable ..................................................           161            555
       Other assets .........................................................           375           (739)
    Increase (decrease) in liabilities:
       Accounts payable, accrued expenses
         and other liabilities ..............................................        (1,499)           839
                                                                                    -------        -------
Net cash used in operating activities .......................................        (1,259)        (3,438)

Cash flows from investing activities:
   Purchase of property and equipment .......................................          (245)        (1,597)
   Business acquisitions, net of cash acquired ..............................            --            (88)
                                                                                    -------        -------
Net cash used in investing activities .......................................          (245)        (1,685)

Cash flows from financing activities:
   Proceeds from long-term borrowings .......................................           600          3,929
   Reduction of long-term borrowings and
     financing obligation ...................................................           (54)        (1,363)
                                                                                    -------        -------
Net cash provided by financing activities ...................................           546          2,566
                                                                                    -------        -------
Net decrease in cash and equivalents ........................................          (958)        (2,557)

Cash and equivalents at beginning of period .................................         1,373          4,499
                                                                                    -------        -------
Cash and equivalents at end of period .......................................       $   415        $ 1,942
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                   (Unaudited)



                                  Preferred Stock        Common Stock           Additional                        Total
                                 -----------------     ------------------         Paid-in       Accumulated    Stockholder's
                                 Cost       Shares     Cost        Shares         Capital         Deficit         Equity
                                 ----       ------     ----        ------       ----------      -----------    -------------
Balance at Dec. 31, 1996         $--            --      $86       8,554,938       $43,747       $(21,654)         $22,179

Removal of Mandatory
 redemption provisions
 on previously-issued
 Preferred Stock, Series A        --        46,065       --              --         4,250             --            4,250

Net loss for the six
 months ended
 June 30, 1997                    --            --       --              --            --         (1,900)          (1,900)
                                 ---        ------      ---       ---------       -------       --------          -------

Balance at June 30, 1997         $--        46,065      $86       8,554,938       $47,997       $(23,554)         $24,529
                                 ===        ======      ===       =========       =======       ========          =======







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

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC ("Sierra Tucson"), is an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval(TM) ("Miraval"), is a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment. In 1996, the Treatment and Health and Leisure segments included Onsite (which offered short-term therapeutic treatment experiences and workshops) and Hilton Head Health Institute ("HHHI", a provider of weight management programs, acquired on March 1, 1996), respectively. Onsite and HHHI were divested on November 30, 1996 and October 1, 1996, respectively.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying interim consolidated financial statements as of June 30, 1997 and for the three and six-month periods ended June 30, 1997 and 1996 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The operations of Miraval appear to be seasonal, and occupancy levels have fallen off during the summer months. An effort is being made to offset this trend by offering seasonally-adjusted rates and guest packages. Miraval was closed for two weeks in July in response to reduced consumer demand as well as to permit certain renovations and improvements to the facilities.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company received stockholder approval for conversion of the Series B Preferred Stock to Series A Preferred Stock at a Special Meeting of Stockholders held on January 29, 1997. As a result, each share of Series B Preferred Stock outstanding was automatically converted into one share of Series A Preferred Stock. Prior to stockholder approval, the holders of preferred stock had the right to require the Company to redeem both Series A and Series B Preferred Stock as long as any Series B Preferred Stock was outstanding. As no Series B Preferred Stock remained outstanding as of June 30, 1997, and thus the Preferred Stock was no longer mandatorily redeemable, amounts attributable to Series A Preferred Stock have been classified as equity in the accompanying unaudited balance sheet.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average shares outstanding, as exercisable stock options, outstanding warrants and convertible preferred stock are anti-dilutive (decrease the loss per share amount).

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements will not impact the primary earnings per share for either the three month or six month periods ended June 30, 1997 or June 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified to conform to the presentation used in second quarter 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six-month periods ended June 30, 1997. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC ("Sierra Tucson") is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval(TM) ("Miraval"), is a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment. In 1996, the Treatment and Health and Leisure segments included Onsite (which offered short-term therapeutic treatment experiences and workshops) and Hilton Head Health Institute ("HHHI", a provider of weight management programs acquired on March 1, 1996), respectively. Onsite and HHHI were divested on November 30, 1996 and October 1, 1996, respectively.

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health resort providing a full range of self-discovery, stress management and recreational activities. The Company also continues to seek ways to increase market share for its existing Treatment segment. For the six-month period ended June 30, 1997, the Treatment segment accounted for approximately 52% of the Company's operating revenues and approximately 33% of operating expenses while the Health and Leisure segment accounted for approximately 47% of the Company's operating revenue and approximately 54% of operating expenses. The Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1996

The significant changes in results of operations and net cash used in operating activities for the three-month period ended June 30, 1997, compared to the same period in 1996 are discussed below.


                                                                 Three Months Ended
                                                                       June 30,
                                                        --------------------------------------
                                                          1997          1996          % Change
                                                        -------       --------        --------
FINANCIAL RESULTS: (000s, except per share amounts)
  Total net revenue ...............................     $ 5,485        $ 4,837         13.4 %
  Total operating expenses ........................       6,750          7,249         (6.9)%
  Net loss ........................................      (1,265)        (2,412)        47.6 %
  Net loss per share of common stock ..............       (0.15)         (0.28)        46.4 %
  Net cash used in operating activities............        (576)          (804)        28.4 %

OPERATING DATA:
  Patient days - Sierra Tucson ....................       4,486          4,066         10.3 %
  Average daily census - Sierra Tucson ............          49             45          8.9 %
  Participant days - Onsite(1) ....................          --          1,981           --
  Average daily census - Onsite(1) ................          --             22           --
  Participant days - HHHI(2) ......................          --          3,381           --
  Average daily census - HHHI(2) ..................          --             37           --
  Guest days - Miraval(3) .........................       6,938          3,702         87.4 %
  Average daily guest count - Miraval(3)...........          76             41         85.4 %

(1)      Onsite was divested on November 30, 1996.

(2)      HHHI was acquired March 1, 1996 and divested on October 1, 1996.

(3)      Guest stays include both paying and complimentary stays.

For the three-month period ended June 30, 1997, the loss before income tax benefit and net loss decreased from $2.4 million in 1996 to $1.3 million in 1997. Net cash used in operating activities was $576,000 in 1997 compared to $804,000 for the same period in 1996.

Total net revenue increased $648,000 to $5.5 million, an increase of 13.4% when compared to the same period in 1996. Results reflect a $1.3 million increase at Miraval due to an 87.4% increase in guest days and a $232,000 increase at Sierra Tucson. A partial offset to these increases relates to the divestiture of two subsidiaries in the fourth quarter of 1996.

Salaries and related benefits decreased $661,000 to $3.1 million, a decrease of 17.7% when compared to the same period in 1996. The decrease was primarily due to staff reorganization at the Corporate level as well as the divestiture of two subsidiaries in the fourth quarter of 1996.

Interest expense increased $221,000 to $264,000 as a result of the financing transaction which occurred in the fourth quarter of 1996.

The Company recognized a pre-tax loss of $1.3 million for the three-month period ended June 30, 1997. This is a 47.6% improvement compared to the same period in 1996. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

SIX-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1996
The significant changes in results of operations and net cash provided by (used in) operating activities for the six-month period ended June 30, 1997, compared to the same period in 1996 are discussed below.


                                                                     Six Months Ended
                                                                          June 30,
                                                          ----------------------------------------
                                                            1997            1996          % Change
                                                          --------        --------        --------
FINANCIAL RESULTS: (000s, except per share amounts)
   Total net revenue ..............................       $ 11,284        $  9,464          19.2 %
   Total operating expenses .......................         13,184          14,712         (10.4)%
   Net loss .......................................         (1,900)         (5,248)         63.8 %
   Net loss per share of common stock .............          (0.22)          (0.61)         63.9 %
   Net cash used in operating activities ..........         (1,259)         (3,438)         63.4 %

OPERATING DATA:
   Patient days - Sierra Tucson ...................          8,865           8,212           8.0 %
   Average daily census - Sierra Tucson ...........             49              45           8.9 %
   Participant days - Onsite(1) ...................             --           3,873              --
   Average daily census - Onsite(1) ...............             --              21              --
   Participant days - HHHI(2) .....................             --           4,508              --
   Average daily census - HHHI (2) ................             --              37              --
   Guest days - Miraval(3) ........................         14,380           7,724          86.2 %
   Average daily guest count - Miraval(3) .........             79              42          88.1 %

(1)  Onsite was divested on November 30, 1996.

(2)  HHHI was acquired effective March 1, 1996 and divested on October 1, 1996.

(3)  Complimentary guest days of 472 are included in the stated figures.

For the six-month period ended June 30, 1997, the loss before income tax benefit and net loss decreased from $5.3 million in 1996 to $1.9 million in 1997. Net cash used in operating activities decreased $2.2 million to $1.3 million compared to $3.4 million for the same period in 1996.

Total net revenue increased $1.8 million to $11.3 million, an increase of 19.2% when compared to the same period in 1996. Results reflect a $2.9 million increase at Miraval and a $445,000 increase at Sierra Tucson. A partial offset to these increases relates to the divestiture of two subsidiaries in the fourth quarter of 1996.

Salaries and related benefits decreased $1.4 million to $6.2 million. The decrease was primarily due to staff reorganization at the corporate level as well as the divestiture of two subsidiaries in the fourth quarter of 1996.

Interest expense increased $410,000 to $518,000 as a result of the financing transaction which occurred in the fourth quarter of 1996.

The Company recognized a pre-tax loss of $1.9 million for the six-month period ended June 30, 1997. This is a 63.8% improvement compared to the same period in 1996. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments and proceeds from public equity offerings and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities are primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and six-month periods ended June 30, 1997.

For the six-month period ended June 30, 1997, the Company had capital expenditures of approximately $245,000. Primarily as a result of operating expenditures required to support the Health and Leisure segment, the Company's cash reserves have decreased significantly. At June 30, 1997, the Company's cash and equivalents were $415,000.

The Treatment segment's operational results for the six-month period ended June 30, 1997 reflect the segment's focus on attracting a high percentage of retail patients. During this period, 58% of patient revenue was derived from retail payments and the remaining 42% from third party payors. Sierra Tucson continues to experience pressure from third party payors and managed care organizations to restrict patient access to and payment for treatment services. Based on current census levels and operating expenses, Sierra Tucson believes that it will continue to generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements as well as to offset some of the negative cash flow of the Health and Leisure segment.

Miraval, the Company's Health and Leisure segment's remaining line of business, commenced operations in December 1995. Its results are primarily affected by occupancy, average room rates and the ability to manage costs. Miraval believes that it operates in a unique niche in the emerging health and leisure market, one which will take time to fully develop. Marketing and advertising initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 51% through June 30, 1997 of which 97% were paying guests and 3% non-paying guests. As part of Miraval's marketing strategy, media, travel and trade representatives as well as other key influencers have been invited to experience Miraval in an effort to further promote its position in the market place. Management believes the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition, although it operated at a negative cash flow during the three and six-month periods ended June 30, 1997.

To pay off certain outstanding obligations and to meet its liquidity requirements, the Company entered into debt and equity financing transactions which closed on November 15, 1996. The proceeds from the transactions were approximately $12,340,000. The debt financing transaction contained certain provisions related to a stand-by commitment for an additional $5,000,000, subject to compliance with certain conditions and the lender's good faith discretion. To the extent that cash on hand is not sufficient to meet future operating cash requirements, management believes that the stand-by funds will be available to provide the cash necessary to fund future operating cash requirements. As of August 1, 1997, the Company had drawn $1.1 million on the stand-by commitment.

Management believes the stand-by commitment, of which $3.9 million remains as of August 1, 1997, if available, will provide sufficient liquidity to allow the Company to operate through 1997. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1997 operating losses do not exceed an amount sustainable by the stand-by commitment, if available. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

BUSINESS OUTLOOK

Performance in the Treatment segment (Sierra Tucson) will be driven by continued aggressive implementation of cost controls and new marketing initiatives. Particular emphasis will be placed on increasing the number of self-pay patients through a combination of innovative treatment programs and focused advertising, direct mail, field sales and outbound telemarketing campaigns.

Recently developed programs such as Recovery Plus(TM) and Sierra Care(TM) will be promoted to major referent and retail market sectors, and will likewise be introduced to the corporate marketplace. Sierra Tucson will also continue its traditional marketing efforts to the referent therapist community, and look for the continued growth of prospective patients which characterized the first quarter of 1997.

The Company is currently considering the relocation of Sierra Tucson to the facilities previously used by the Company's adolescent care unit which ceased operations in 1993, and which are currently vacant. Such a relocation would facilitate future expansion of both Sierra Tucson and Miraval should market conditions justify such expansions. The zoning for the property currently occupied by Sierra Tucson and Miraval was recently amended to permit a total of 356 resort hotel rooms.

Miraval, the Company's initial entry in the Health and Leisure category, has now been in operation for nineteen months and looks for improved performance in 1997. The resort has received extensive press coverage in such diverse media as CNN, InStyle, Gourmet, and Vogue magazine, and has likewise gained a high level of awareness among consumers and travel professionals.

The operations of Miraval appear to be seasonal, and occupancy levels have fallen off during the summer months. An effort is being made to offset this trend by offering seasonally-adjusted rates and guest packages. Miraval was closed for two weeks in July in response to reduced consumer demand as well as to permit certain renovations and improvements to the facilities.

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

In addition, it is anticipated that during the remainder of 1997, the Board of Directors will consider strategic opportunities for expansion and growth of the Health and Leisure segment.

Cost containment measures will continue to be a critical management objective during the remainder of 1997. Variable staffing relative to seasonal occupancy fluctuations, a more structured program format, and self-directed internal work teams focusing on all aspects of operational quality should allow the Company to maintain operations and not fully utilize the remaining $3.9 million not drawn under the stand-by commitment.


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

The Company's Treatment segment participates in the highly competitive mental and behavioral health industry, and faces intense competition for market share resulting from aggressive pricing practices and increasing competition from companies with greater resources. Some of these competitors have tax exempt, non-profit status, are government subsidized or have endowment-related financial support which may provide lower costs of capital.

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

The Company is unable to project with any degree of accuracy the future occupancy levels or revenues of Miraval because the facility is only in its second year of operation. The Company has minimal operating data for projecting occupancy levels during peak and non-peak periods, marketing, operating or maintenance costs and expenses. Although the Company believes that there is strong consumer demand for Miraval's products and services because it offers a unique vacation alternative, the Company cannot be certain that its current marketing strategy will successfully attract the targeted clientele.

The Company cannot be certain that Miraval will generate sufficient revenues to cover its operating expenses. Management believes that the $3.9 million remaining undrawn as of August 1, 1997 under the $5 million stand-by commitment from the November 15, 1996 debt transaction, if available, is sufficient to meet its short-term capital needs. Advances on the stand-by commitment are subject to the lender's good faith discretion.

Miraval competes in the competitive resort hotel/spa industry. In many instances, its competitors have greater name recognition and financial resources as well as long-standing relationships with travel agents and tour and trip planners. Management cannot anticipate what impact this will have on future occupancy levels.

While the Company anticipates continued growth in revenues and is committed to a return to profitability, operating results could be adversely impacted if the business is unable to accurately anticipate customer demand, is unable to differentiate its products from those of its competitors, is unable to offer services expeditiously in response to customer demand, or is negatively impacted by managed care restrictions on payor reimbursement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 22, 1997. The Company's stockholders elected Dr. Joseph R. Cruse and Neil E. Jenkins as directors and selected Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         NONE

     b)  Reports on Form 8-K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NextHealth, Inc.
                                           Registrant



DATE: August 13, 1997                      BY: /s/ William T. O'Donnell, Jr.
                                           -------------------------------------
                                           WILLIAM T. O'DONNELL, JR.
                                           President and Chief Executive Officer



DATE: August 13, 1997                      BY:  /s/ Loree Thompson
                                           -------------------------------------
                                           LOREE THOMPSON
                                           Principal Financial and Accounting
                                           Officer