Form 10-Q
period 1997-09-30
NEXTHEALTH INC
filed 1997-11-14
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

On November 1, 1997, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 15 of all exhibits filed as a part of this report.

                                NEXTHEALTH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                PAGE
------------------------------                                                                ----
Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1997 (unaudited) and
                December 31, 1996..........................................................     3

           Unaudited Consolidated Statements of Operations for the three and nine month
                periods ended September 30, 1997 and 1996 .................................     4

           Unaudited Consolidated Statements of Cash Flows for the nine month periods
                ended September 30, 1997 and 1996 .........................................     5

           Unaudited Consolidated Statement of Changes in Stockholders' Equity for the
                nine month period ended September 30, 1997 ................................     6

           Unaudited Notes to the Consolidated Financial Statements .......................     7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations ................................................................     9

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings ..............................................................    15

Item 6.    Exhibits and Reports on Form 8-K ...............................................    15

Signatures ................................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (000s, except share and per share amounts)

                                                                     September 30,    December 31,
                                                                         1997             1996
                                                                     -------------    ------------
                                                                      (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents .........................................     $    832         $  1,373
    Accounts receivable, less allowance for doubtful accounts
       of $455 and $457, respectively ............................          455              928
    Prepaid expenses .............................................          200              387
    Other current assets .........................................          788              902
                                                                       --------         --------

       Total current assets ......................................        2,275            3,590

Property and equipment, net ......................................       36,225           37,417
Long-term receivables, less allowance for doubtful accounts
     of $39 and $56, respectively ................................          116              167
Intangible assets, less amortization of $126 and $29, respectively          354              451
Other assets .....................................................           31               41
                                                                       --------         --------

       Total assets ..............................................     $ 39,001         $ 41,666
                                                                       ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade ......................................     $    849         $  2,050
    Accrued expenses and other liabilities .......................        5,299            4,828
                                                                       --------         --------

       Total current liabilities .................................        6,148            6,878

  Long-term debt and financing obligation, less current portion ..        9,953            8,359
                                                                       --------         --------

       Total liabilities .........................................       16,101           15,237
                                                                       --------         --------
Mandatorily Redeemable Preferred Stock:
  Series A, $.01 par value, 46,065 shares authorized,
    17,109 shares outstanding at Dec. 31, 1996 ...................         --              1,578
  Series B, $.01 par value, 28,956 shares authorized,
    28,956 shares outstanding at Dec. 31, 1996 ...................         --              2,672

Stockholders' Equity:
   Preferred stock- undesignated, $.01 par value, 3,924,979
     shares authorized at Sept. 30, 1997 and Dec. 31, 1996;
     no shares issued and outstanding ............................         --               --
  Preferred stock, Series A, $.01 par value, 46,065 shares
    authorized; 46,065 shares outstanding at Sept. 30, 1997 ......         --               --
  Common stock, $.01 par value, 16,000,000 shares
     authorized; 8,554,938 shares outstanding at both Sept. 30,
     1997 and Dec. 31, 1996 ......................................           86               86
  Additional paid-in capital .....................................       47,997           43,747
  Accumulated deficit ............................................      (25,183)         (21,654)
                                                                       --------         --------

       Total stockholders' equity ................................       22,900           22,179
                                                                       --------         --------

       Total liabilities and stockholders' equity ................     $ 39,001         $ 41,666
                                                                       ========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (000s, except per share amounts)
                                   (Unaudited)


                                           Three Months Ended     Nine months Ended
                                              September 30,         September 30,
                                          -------------------   --------------------
                                           1997        1996       1997        1996
                                          -------     -------   --------    --------
Revenue:
  Net operating revenue..............     $ 3,681     $ 4,255    $14,770     $13,502
  Other revenue......................         129          71        323         288
                                          -------     -------    -------     -------
        Total net revenue............       3,810       4,326     15,093      13,790
Operating expenses:
  Salaries and related benefits......       2,415       3,695      8,586      11,225
  General and administrative.........       2,081       3,017      7,268       8,759
  Interest...........................         299         266        817         374
  Depreciation and amortization......         644         681      1,951       2,014
                                          -------     -------    -------     -------
        Total operating expenses.....       5,439       7,659     18,622      22,372
                                          -------     -------    -------     -------
Loss before income tax benefit.......      (1,629)     (3,333)   (3,529)      (8,582)
Income tax benefit...................          --          --        --           --
                                          -------     -------    -------     -------
Net loss.............................     $(1,629)    $(3,333)   $(3,529)    $(8,582)
                                          =======     =======    =======     =======
Weighted average shares of common
stock outstanding....................       8,554       8,554      8,554       8,554
                                          =======     =======    =======     =======
Net loss per share of common stock...     $ (0.19)    $ (0.39)   $ (0.41)    $ (1.00)
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

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                  (Unaudited)

                                                  Nine months Ended
                                                    September 30,
                                                  -----------------
                                                    1997     1996
                                                  -------- --------
Cash flows from operating activities:
     Net loss..................................   $(3,529)  $(8,582)

Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization.............     2,025     2,014
     Provision (benefit) for bad debts.........       182      (122)
     Minority interest.........................        41        --

Changes in operating assets and liabilities
  net of effects from acquisitions:
     Decrease (increase) in assets:
       Accounts receivable.....................       343       598
       Other assets............................       311      (473)
     Increase (decrease) in liabilities:
       Accounts payable, accrued expenses and
         other liabilities.....................      (771)    2,225
                                                  -------   -------

Net cash used in operating activities..........    (1,398)   (4,340)
                                                  -------   -------

Cash flows from investing activities:
     Purchase of property and equipment........      (664)   (1,013)
     Business acquisitions, net of cash
       acquired................................        --       (88)
     Sale of Hilton Head Health Institute......        --       199
                                                  -------   -------

Net cash used in investing activities..........      (664)     (992)
                                                  -------   -------

Cash flows from financing activities:
     Proceeds from long-term borrowings........     1,600     3,929
     Reduction of long-term borrowings and
       financing obligation....................       (79)   (2,666)
                                                  -------   -------
Net cash provided by financing activities......     1,521     1,263
                                                  -------   -------
Net decrease in cash and equivalents...........      (541)   (4,069)
Cash and equivalents at beginning of period....     1,373     4,499
                                                  -------   -------
Cash and equivalents at end of period..........   $   832   $   430
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

                       NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                  (Unaudited)

                                     Preferred Stock       Common Stock        Additional                             Total
                                     ---------------       ------------          Paid-in         Accumulated       Stockholder's
                                     Cost     Shares       Cost  Shares          Capital           Deficit            Equity
                                     ----     ------       ----  ------        ----------        -----------       -------------
Balance at Dec. 31, 1996..........  $  --         --      $86     8,554,938      $ 43,747           $(21,654)          $ 22,179

Removal of Mandatory redemption
  provisions on previously-
  issued Preferred Stock,
  Series A........................     --     46,065       --            --         4,250                 --              4,250

Net loss for the nine months
  ended Sept. 30, 1997............     --         --       --            --            --             (3,529)            (3,529)
                                    -----     ------      ---     ---------      --------           --------           --------

Balance at Sept. 30, 1997.........  $  --     46,065      $86     8,554,938      $ 47,997           $(25,183)          $ 22,900
                                    =====     ======      ===     =========      ========           ========           ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                NEXTHEALTH, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (000s)
                                  (Unaudited)

NOTE 1 -- ORGANIZATION

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC ("Sierra Tucson"), is an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval(TM) ("Miraval"), is a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment. In 1996, the Treatment and Health and Leisure segments included Onsite (which offered short-term therapeutic treatment experiences and workshops) and Hilton Head Health Institute ("HHHI", a provider of weight management programs, acquired March 1, 1996), respectively. Onsite and HHHI were divested on November 30, 1996 and October 1, 1996, respectively.

NOTE 2 -- BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying interim consolidated financial statements as of September 30, 1997 and for the three and nine-month periods ended September 30, 1997 and 1996 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The operations of Miraval appear to be seasonal, and occupancy levels have fallen off during the summer months. An effort is being made to offset this trend by offering seasonally-adjusted rates and guest packages. Miraval was closed for two weeks in July in response to reduced consumer demand as well as to permit certain renovations and improvements to the facilities.

NOTE 3 -- STOCKHOLDERS' EQUITY

The Company received stockholder approval for conversion of the Series B Preferred Stock to Series A Preferred Stock at a Special Meeting of Stockholders held on January 29, 1997. As a result, each share of Series B Preferred Stock outstanding was automatically converted into one share of Series A Preferred Stock. Prior to stockholder approval, the holders of preferred stock had the right to require the Company to redeem both Series A and Series B Preferred Stock as long as any Series B Preferred Stock was outstanding. As no Series B Preferred Stock remained outstanding as of September 30, 1997 and thus the Preferred Stock was no longer mandatorily redeemable, amounts attributable to Series A Preferred Stock have been classified as equity in the accompanying unaudited balance sheet.

NOTE 4 -- EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average shares outstanding, as exercisable stock options, outstanding warrants and convertible preferred stock are anti-dilutive (decrease the loss per share amount).

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements will not impact the primary earnings per share for either the three month or nine month periods ended September 30, 1997 or September 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

NOTE 5 -- RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified to conform to the presentation used in third quarter 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 1997. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of wellness and preventive health care services in diverse retail markets. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC ("Sierra Tucson"), is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval(TM) ("Miraval"), is a unique vacation experience blending stress management and self-discovery programs in a luxury health resort environment. In 1996, the Treatment and Health and Leisure segments included Onsite (which offered short-term therapeutic treatment experiences and workshops) and Hilton Head Health Institute ("HHHI", a provider of weight management programs acquired on March 1, 1996), respectively. Onsite and HHHI were divested on November 30, 1996 and October 1, 1996, respectively.

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health resort providing a full range of self-discovery, stress management and recreational activities. The Company also continues to seek ways to increase market share for its existing Treatment segment. For the nine-month period ended September 30, 1997, the Treatment segment accounted for approximately 56% of the Company's operating revenues and approximately 34% of operating expenses while the Health and Leisure segment accounted for approximately 41% of the Company's operating revenue and approximately 53% of operating expenses. The Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS
---------------------

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

The significant changes in results of operations and net cash used in operating activities for the three-month period ended September 30, 1997, compared to the same period in 1996 are discussed below.

                                                        Three Months Ended
                                                           September 30
                                                   ---------------------------
                                                    1997      1996   % Change
                                                   ------   -------  ---------
FINANCIAL RESULTS: (000s, except per
  share amounts)
     Total net revenue.......................      $3,810   $ 4,326     (11.9)%
     Total operating expenses................       5,439     7,659     (29.0)%
     Net loss................................      (1,629)   (3,333)     51.1 %
     Net loss per share of common stock......        (.19)     (.39)     51.3 %
     Net cash used in operating activities...        (139)     (902)     84.5 %

OPERATING DATA:
     Patient days - Sierra Tucson............       4,104     3,470      18.3 %
     Average daily census - Sierra Tucson....          45        38      18.4 %
     Participant days - Onsite(1)............          --     1,927        --
     Average daily census - Onsite(1)........          --        21        --
     Participant days - HHHI(2)..............          --     2,569        --
     Average daily census - HHHI(2)..........          --        28        --
     Guest days - Miraval(3).................       3,504     4,893     (28.4)%
     Average daily guest count - Miraval(3)..          38        53     (28.3)%

(1) Onsite was divested on November 30, 1996.
(2) HHHI was acquired March 1, 1996 and divested on October 1, 1996.
(3) Guest days include both paying and complimentary stays. Miraval was closed for two weeks in July, 1997 due to low customer demand and to make needed improvements to the facility.

For the three-month period ended September 30, 1997, the loss before income tax benefit and net loss decreased from $3.3 million in 1996 to $1.6 million in 1997, a 51% improvement. Net cash used in operating activities was $139,000 in 1997 compared to $902,000 in 1996, a 84.5% improvement.

Total net revenue decreased $516,000 to $3.8 million, a decrease of 11.9% when compared to the same period in 1996. Results reflect the absence of revenue related to the divestiture of two subsidiaries in the 4th quarter of 1996. A partial offset of this decrease relates to an increase of $310,000 from continuing operations.

Salaries and related benefits decreased $1.3 million to $2.4 million, a decrease of 34.6% when compared to the same period in 1996. The decrease was primarily due to staff reorganization at the corporate level, variable staffing at Miraval and divestiture of two subsidiaries.

General and administrative expense decreased $936,000 to $2.1 million, a decrease of 31% when compared to the same period in 1996. The decrease was due primarily to corporate cost reductions and the divestiture of two subsidiaries.

The Company recognized a pre-tax loss of $1.6 million for the three-month period ended September 30, 1997. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

The significant changes in results of operations and net cash used in operating activities for the nine-month period ended September 30, 1997, compared to the same period in 1996 are discussed below.

                                                                                  Nine-months Ended
                                                                                     September 30,
                                                                      -----------------------------------------
                                                                         1997            1996          % Change
                                                                      ---------       ---------        --------
FINANCIAL RESULTS: (000s, except share amounts)
     Total net revenue.............................................    $ 15,093        $ 13,790          9.5 %
     Total operating expenses......................................      18,622          22,372        (16.8)%
     Net loss......................................................      (3,529)         (8,582)        58.9 %
     Net loss per share of common stock............................       (0.41)          (1.00)        59.0 %
     Net cash used in operating activities.........................      (1,398)         (4,340)        67.8 %

OPERATING DATA:
     Patient days - Sierra Tucson..................................      12,969          11,682        (11.0)%
     Average daily census - Sierra Tucson..........................          48              43        (11.6)%
     Participant days - Onsite(1)..................................          --           5,800           --
     Average daily census - Onsite(1)..............................          --              21           --
     Participant days - HHHI(2)....................................          --           7,077           --
     Average daily census - HHHI(2)................................          --              26           --
     Guest Days - Miraval(3).......................................      18,276          12,617         44.9 %
     Average daily guest count - Miraval(3)........................          67              46         45.7 %

(1) Onsite was divested on November 30, 1996.
(2) HHHI was acquired March 1, 1996 and divested on October 1, 1996.
(3) Guest days include both paying and complimentary stays. Miraval was closed for two weeks in July, 1997 due to low customer demand and to make needed improvements to the facility.

For the nine-month period ended September 30, 1997, the loss before income tax benefit and net loss decreased from $8.6 million in 1996 to $3.5 million in 1997, a 59% improvement. Net cash used in operating activities decreased $2.9 million resulting in net cash used in operating activities of $1.4 million in 1997 compared to $4.3 million for the same period in 1996, a 67.8% improvement.

Total net revenue increased $1.3 million to $15.1 million, an increase of 9.5% when compared to the same period in 1996. Results reflect a $3.6 million increase in revenue from continuing operations which was partially offset by the divestiture of two subsidiaries in the fourth quarter of 1996.

Salaries and related benefits decreased $2.6 million to $8.6 million, a decrease of 23.5% when compared to the same period in 1996. The decrease was realized in all segments, but primarily as a result of corporate restructuring and the divestitures.

Interest expense increased $443,000 to $817,000 as a result of the financing transaction which occurred in the fourth quarter of 1996.

General and administrative expense decreased $1.5 million to $7.3 million, a decrease of 17% when compared to the same period in 1996. The decrease was primarily due to corporate cost reductions and to the divestitures.

The Company recognized a pre-tax loss of $3.5 million for the nine-month period ended September 30, 1997. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments and proceeds from public equity offerings and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities has been primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and nine-month periods ended September 30, 1997.

For the nine-month period ended September 30, 1997 the Company had net capital expenditures of approximately $664,000. Included in these expenditures was the improvement of meeting facilities at Miraval to allow for increased group business. Primarily as a result of operating expenditures required to support the Health and Leisure segment, the Company's cash reserves have decreased significantly. At September 30, 1997 the Company's net cash and equivalents were $832,000.

The Treatment segment's operational results for the nine-month period ended September 30, 1997 reflect the segment's focus on attracting a high percentage of retail patients. During this period, 56% of patient revenue was derived from retail payments and the remaining 44% from third party payors. Sierra Tucson continues to experience pressure from third party payors and managed care organizations to restrict patient access to and payment for treatment services. Based on current census levels and operating expenses, Sierra Tucson believes that it will continue to generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements as well as to offset some of the negative cash flow of the Health and Leisure segment.

Miraval, the Company's Health and Leisure segment's line of business, commenced operations in December 1995. Its results are affected by occupancy, average room rates and cost containment. Miraval believes that it operates in a unique niche in the increasingly popular health and leisure market. Public relations, advertising and continued marketing to further increase marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 44% through September 30, 1997 of which 97% were paying guests and 3% non-paying guests. Miraval's marketing strategy to invite trade representatives as well as key influencers has met with success in creating awareness and market position for the product. Management believes the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition, although it operated at a negative cash flow during the three and nine-month periods ended September 30, 1997.

To pay off certain outstanding obligations and to meet its liquidity requirements, the Company entered into debt and equity financing transactions which closed on November 15, 1996. The proceeds from the transactions were approximately $12,340,000. The debt financing transaction contained certain provisions related to a stand-by commitment for an additional $5,000,000, subject to compliance with certain conditions and the lender's good faith discretion. As of November 1, 1997, the Company had drawn $1.6 million on the stand-by commitment. To the extent that cash on hand is not sufficient to meet future operating cash requirements, and assuming compliance with all conditions, management presently believes, although there can be no assurance, that an additional amount of the stand-by funds will most likely be made available to provide the cash necessary to fund future operating cash requirements.

Management believes the stand-by commitment, of which $3.4 million remains as of November 1, 1997, if available, will provide sufficient liquidity to allow the Company to operate through the remainder of 1997 and into 1998. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1997 operating losses do not exceed an amount sustainable by the stand-by commitment, if available. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

BUSINESS OUTLOOK

Performance in the Treatment segment (Sierra Tucson) will be driven by continued aggressive implementation of cost controls and new marketing initiatives. Particular emphasis will be placed on increasing the number of self-pay patients through a combination of innovative treatment programs and focused advertising, direct mail, field sales and outbound telemarketing campaigns.

Recently developed programs such as Recovery Plus(TM) and the New Addictions Program will be promoted to major referent and retail market sectors, and will likewise be introduced to the corporate marketplace. Sierra Tucson will also continue its traditional marketing efforts to the referent therapist community, and look for the continued growth of prospective patients.

The Company is currently considering the relocation of Sierra Tucson to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993) which are currently vacant. Such a relocation would facilitate future expansion of both Sierra Tucson and Miraval should market conditions justify such expansions. The zoning for the property currently occupied by Sierra Tucson and Miraval was recently amended to permit a total of 356 resort hotel rooms.

Miraval, the Company's initial entry in the Health & Leisure category, has now been in operation for twenty-two months. The resort continues to receive extensive press coverage and was named in the Top Ten Spas of the World in the September '97 issue of Conde Nast Traveler. Other exposure includes such prestigious names as the Wall Street Journal, Good Morning America and USA Today.

The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July in response to reduced consumer demand as well as to permit certain renovations and improvements to the facilities.

With the improvement of meeting facilities at Miraval, one of the 1997 objectives to increase group business is being achieved. Marketing initiatives, aimed at high level corporate and incentive groups, have been enhanced through the ability to provide world class meeting facilities. The Miraval message will be delivered through a blend of direct sales and advertising -- including print, data base-driven direct mail, and public relation activities.

In addition, it is anticipated that the Board of Directors will continue to consider strategic opportunities for expansion and growth of the Health and Leisure segment which could include the divestiture or realignment of Company assets.

Cost containment measures will continue to be a critical management objective during the remainder of 1997. Variable staffing relative to seasonal occupancy fluctuations, a more structured program format, and self-directed internal work teams focusing on all aspects of operational quality should allow the Company to maintain operations and not fully utilize the remaining $3.4 million not drawn under the stand-by commitment.

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

The Company cannot be certain that Miraval will generate sufficient revenues to cover its operating expenses. Management believes that the $3.4 million remaining undrawn as of November 1, 1997 under the $5 million stand-by commitment from the November 15, 1996 debt transaction, if available, is sufficient to meet its short-term capital needs. Advances on the stand-by commitment are subject to the lender's good faith discretion and compliance with applicable conditions.

Miraval competes in the competitive resort hotel/spa industry. In many instances, its competitors have greater name recognition and financial resources as well as long-standing relationships with travel agents and tour and trip planners. Management cannot anticipate what impact this will have on future occupancy levels.

While the Company anticipates continued growth in revenues and is committed to a return to profitability, operating results could be adversely impacted if the businesses are unable to accurately anticipate customer demand, are unable to differentiate their products from those of their competitors, are unable to offer services expeditiously in response to customer demand, or are negatively impacted by managed care restrictions on payor reimbursement.

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


                                      NextHealth, Inc.
                                      Registrant

DATE: November 14, 1997               BY: /s/ William T. O'Donnell, Jr.
                                          --------------------------------------
                                      WILLIAM T. O'DONNELL, JR.
                                      President and Chief Executive Officer



DATE: November 14, 1997               BY: /s/ Loree Thompson
                                          --------------------------------------
                                      LOREE THOMPSON
                                      Principal Financial and Accounting Officer