Form 10-K405
period 1997-12-31
NEXTHEALTH INC
filed 1998-03-27
CIK 855272

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d)of The Securities Exchange
    Act of 1934 for the Fiscal Year Ended December 31,1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to __________

                      Commission File Number: 0-17969

                              NEXTHEALTH, INC.
          (Exact Name of Registrant as Specified in its Charter)

          Delaware                               86-0589712
(State or Other Jurisdiction of          (I.R.S.Employer Identification No.)
 Incorporation or Organization)

16600 N. Lago Del Oro Parkway, Tucson, Arizona                 85739
   (Address of Principal Executive Offices)                 (Zip Code)

                              (520) 792-5800
               (Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b)of the Act Common Stock, $.01 par value

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

On March 13, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant was $10,092,808 based on the closing price of the registrant's common stock as reported on The Nasdaq Stock Market on such date. For purposes of the preceding sentence only, all directors and executive officers of the registrant are assumed to be affiliates.

On March 13, 1998, there were 8,554,938 shares of the registrant's Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 21, 1998.

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Reference is made to the listing beginning on page 36 of all exhibits filed as a part of this report.

                                  TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I
  Item 1.  Business  ..................................................   3
  Item 2.  Properties .................................................   6
  Item 3.  Legal Proceedings ..........................................   6
  Item 4.  Submission of Matters to a Vote of Security Holders.........   6

PART II
  Item 5.  Market for Registrant's Common Equity and Related
            Shareholder Matters........................................   7
  Item 6.  Selected Financial Data ....................................   8
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................   9
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk ..  13
  Item 8.  Financial Statements and Supplementary Data ................  14
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  34

PART III
  Item 10. Directors and Executive Officers of the Registrant.........   35
  Item 11. Executive Compensation  ...................................   35
  Item 12. Security Ownership of Certain Beneficial Owners
            and Management............................................   35
  Item 13. Certain Relationships and Related Transactions.............   35

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...............................................   36

                                       PART I

ITEM 1. BUSINESS

NEXTHEALTH, INC.

     NextHealth, Inc. is a leading provider of addiction treatment and therapeutic services, as well as programs and activities for a life-changing vacation alternative in a luxury resort setting. For over ten years, the Company has developed effective programs and services which address individual quality of life issues through a whole person, mind-body approach.

      NextHealth, Inc.(the "Company"), formerly Sierra Tucson Companies,Inc., was incorporated in Delaware in August 1989 and, as the result of a merger effective in September 1989, is the successor to an Arizona corporation which was originally formed in 1983. In September 1995, the Company changed its name to NextHealth, Inc., to reflect an expanded scope of operations and health care programs. It conducts business through separate subsidiaries.
The Company currently operates therapeutic treatment programs and luxury resort activities and programs pursuant to a business strategy which concentrates on identifying emerging revenue and growth opportunities.

     The Company operates in two distinct business segments which are located at separate facilities in the foothills of the Santa Catalina Mountains northwest of Tucson,Arizona. The Treatment segment includes Sierra Tucson,LLC ("Sierra Tucson"), a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis; it also included Onsite Workshops, Inc. ("Onsite"), acquired in 1995, which offered short-term therapeutic experiences and workshops. Onsite was divested by the Company on November 30, 1996. The Health and Leisure segment includes Sierra Healthstyles, Inc. d/b/a Miraval(TM)("Miraval"), opened in late 1995, a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment. From March 1, 1996 (acquisition date) through October 1, 1996 (disposal date) the Health and Leisure segment also included Hilton Head Health Institute, Inc. ("HHHI"), located at
Hilton Head Island, South Carolina, a provider of weight management programs for the development and maintenance of healthy lifestyles.

     In October 1989, the Company and certain officers of the Company offered
2.5 million shares of common stock in an initial public offering. In June 1991, the Company and certain of its officers offered 2.45 million shares of common stock in a secondary public offering. The Company's common stock trades on The Nasdaq Stock Market under the symbol "NEXT". The Company's principal offices are located at 16600 N. Lago del Oro Parkway, Tucson, Arizona 85739, and its telephone number is 520-792-5800.

SIERRA TUCSON

     Sierra Tucson is a 70-bed licensed special psychiatric hospital and behavioral health center engaged in the treatment of addictions and mental health disorders. Sierra Tucson provides medical services and programs that reach beyond standard alcohol and drug addiction treatments. These programs include the treatment of dual diagnosis, eating disorders, major depression, post-traumatic stress disorder,and treatment for gambling and sexual disorders.

     Sierra Tucson offers a safe, individualized treatment experience based on the Sierra Model(TM),which treats the whole person with integrated, individualized therapies rooted in the Twelve Steps program recovery process. Experiential in nature, Sierra Tucson's individualized treatment plans are developed and maintained by experienced, clinical professionals. They integrate philosophies and methodologies from psychological, family systems and self-help approaches into comprehensive and effective treatment experiences. Since its inception, over 12,000 patients and nearly 30,000 family members have participated in Sierra Tucson programs, with a success rate of approximately 70% based on outcome studies performed by a third party research entity on behalf of the Company. Sierra Tucson is licensed by the Arizona Department of Health Services and accredited by the Joint Commission of Accreditation of Healthcare Organizations.

     In order to facilitate its operations and strengthen its identity as a separate and distinct business operation, on November 13, 1996, the assets of Sierra Tucson, Inc. ("STI") were sold to Soften Realty, LLC, a Delaware limited liability company ("Soften"). The purchase is evidenced by Soften's non-negotiable promissory note which is secured by a security interest in the assets of STI. Such assets consist of the business of STI, the tangible and intangible assets used in connection with the business and a possessory right to use certain land and buildings owned by the Company. (In May 1997, Soften Realty, LLC was renamed Sierra Tucson, LLC ("Sierra Tucson")). The Company is the manager of and owns a 98% interest in Sierra Tucson; the remaining 2% is owned by AP NH, LLC (a Delaware limited liability company), the purchaser of the Company's preferred stock as described below in the Liquidity & Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

MIRAVAL

     With the commencement of operations at Miraval, the Company entered the wellness and preventive health services category, a strategic diversification focusing on upscale, retail consumer markets. The Company's decision to enter these markets was based upon concept development, market research and consumer testing.

     Miraval combines elements of stress management, self-discovery and recreational activities in a luxury health and leisure resort environment. By incorporating educational programs such as mind/body and lifestyle management, Miraval provides a "vacation with meaning" in place of the traditional "getaway". Guests are taught skills to enhance wellness in everyday life through self-discovery and recreational activities. Programs offer both group and individual participation with expert facilitators. Miraval presently has 106 guest rooms.

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

     In 1997, Sierra Tucson and its patients continued to experience significant pressure from third-party payors and managed care organizations to restrict access to and payment for treatment services. The Company expects this trend to continue. In response to this pressure, the Company has aggressively pursued emerging self-pay referral provider markets, while it continues to develop the traditional third-party payor sector. For 1997, approximately 55% of patient revenue was derived from individual patient payors, and approximately 45% was derived from insurance companies and other third-party payors.

     Miraval guest rates vary depending on season and market segment. Peak season rates (October - May) start at $400 per day. Off season
(June - September) rates begin at $270 per day. Group rates are available and vary depending on the number of rooms and the seasony. All rates are inclusive packages consisting of luxury guest room, three gourmet meals, use of the resort's amenities,participation in all programs, one personal service per day and Tucson Airport transfers. Average stays range from 3 to 7 nights. Miraval currently generates all of its revenue from guest bookings, group bookings and retail store sales.

Set forth below are the Company's total revenues by segment (000s):

                                              Year Ended December 31,
                                ---------------------------------------------
                                 1997      %      1996     %     1995    %
                                ------   -----   ------  ----   ------  ----
Treatment Segment. . . . .     $11,702   56.6   $11,861  64.3   $12,765  85.8
Health & Leisure Segment .       8,754   42.4     6,521  35.3       530   3.6
Other, net . . . . . . .           196    1.0        76    .4     1,578  10.6
                               -------  ------  ------- ------  ------- -----
Total Revenue                  $20,652  100.0   $18,458 100.0   $14,873 100.0
                               =======  ======  ======= ======  ======= =====

EMPLOYEES

     On December 31, 1997, the Company and its subsidiaries employed approximately 310 full time equivalent employees. The Company's businesses have not experienced material difficulty in recruiting and retaining employees. The Company considers relations with employees to be excellent.

COMPETITION

     Sierra Tucson competes with psychiatric and behavioral health hospitals as well as with other specialty residential facilities. Non-profit or government-owned competitors may have certain financial advantages such as endowments, charitable contributions and tax-exempt financing not available to Sierra Tucson. The competitive position of Sierra Tucson is, to a significant degree, dependent upon its reputation, historical success in treating the patient, and price. The Company also believes that the competitive position of Sierra Tucson is dependent upon the breadth of services offered by the facility and the ability to implement programs best suited to the needs of patients and payors in the marketplace.

     Miraval competes for national and international consumers'discretionary income typically expended upon luxury hotel and resort spas, holistic health and other related upscale vacation experiences. While management believes that Miraval occupies a unique market niche, it nevertheless competes with a broad spectrum of vacation alternatives. It has been categorized as a destination spa creating competition with a relatively small number of well-known spas whose clients are very loyal. It also competes with full-service resorts for group business. The criteria for competition is based on price, amenities, program offerings and location.

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

     The Sierra Tucson facilities are contained within a campus setting and are located on approximately 30 acres owned by the Company. The Miraval facility was reconstructed from existing Company facilities and is located on a separate Company-owned 130-acre parcel of property adjacent to the Sierra Tucson facility. The remaining property, which is adjacent to the Miraval facility, is unimproved open space, some of which is unbuildable either because of its terrain or its location in the flood plain. The zoning for the property currently occupied by Sierra Tucson and Miraval was recently amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

     Until November 30, 1996, Onsite operated on approximately 160 acres of land leased from the State of Arizona and in buildings leased from a related party, ODE, LLC. The buildings were sold and leased back by the Company in 1994 to ODE, LLC. The land lease expires in 2001 and contains preferential rights of renewal; the lease agreement with ODE, LLC grants the Company both the option to repurchase the buildings at fair market value and to renew the lease for an additional ten year period. The facility also has fitness and recreation areas, riding stables and other administrative and support offices. The Company retained its rights under the land and building lease as part of the Onsite divestiture.

     The Company is currently considering the relocation of the Sierra Tucson operations to the facilities formerly occupied by Onsite. Such a relocation would facilitate future expansion of both Sierra Tucson and Miraval should market conditions justify and capital be available for such expansions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending December 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market and quoted on The Nasdaq Stock Market since October 19, 1989. Stock is traded under the symbol "NEXT". As of March 13,1998, there were approximately 220 shareholders of record and approximately 1375 beneficial holders of the Company's common stock. The high and low trade price information set forth below, derived from data prepared by The Nasdaq Stock Market, represents quotations by dealers and may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.

                              1997                       1996
                       -----------------           ----------------
                       High         Low            High       Low
                       ----         ----           -----      ----
First Quarter          3 1/8       1 3/8           3 9/16    2 3/8
Second Quarter         2 3/8       1 1/2           3 3/8     2 1/8
Third Quarter          2           1 3/8           2 3/8     1 1/8
Fourth Quarter         1 9/16      13/16           4         1

     On March 13, 1998, the closing bid price on The Nasdaq Stock Market was $1.625 per share.

     The Company did not pay a cash dividend on its common stock in 1997 or 1996 and does not intend to pay any in the foreseeable future. Any future declaration and payment of dividends will be determined by the Board of Directors based upon the conditions existing at the time, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors. So long as any shares of preferred stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. The data for the three years ended December 31, 1997, should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial and operating data for the two years ended December 31, 1994, is derived from the Company's historical Consolidated Financial Statements. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. (000s, except per share amounts and operating data.)

                                       Year Ended December 31,
                                   1997    1996     1995     1994     1993
                                  -----    ----     ----     ----     ----
STATEMENT OF OPERATIONS DATA
Total revenue..................  $20,652  $18,458  $14,873  $10,978  $23,380
Income (loss) before income
 taxes.........................  ( 4,624) (14,693) (11,967) ( 5,407) (13,780)
Income tax benefit.............       --       --       --    2,590    2,972
Net income (loss)..............  ( 4,624) (14,693) (11,967) ( 2,817) (10,808)
Net income (loss) per share....     (.54)   (1.72)   (1.40)    (.33)   (1.27)

CASH FLOW DATA
Net cash (used in) provided by
  operating activities.........  ( 2,096) ( 9,246)   4,624  ( 5,641)   2,969
Capital expenditures...........      948    1,124   20,891      550      716

BALANCE SHEET DATA
 (at period end)
Total Assets...................   39,011   41,666   47,942   50,972   59,566
Long-term Debt.................    9,730    8,359      985    1,182      210
Stockholders' Equity...........   21,805   22,179   36,578   47,955   51,172

OPERATING DATA
Patient Days-Sierra Tucson.....   17,445   15,683   17,650   15,955   31,874
Average Daily Census...........       48       43       48       44       87
Guest Days-Miraval(1)(2).......   23,851   17,665    2,062       --       --
Avg. Daily Guest Count(1)(2)...       65       48       67       --       --
Participant Days-Onsite(3).....       --    7,073    7,554       --       --
Average Daily Census(3)........       --       21       21       --       --
Participant Days-HHHI(4).......       --    7,077       --       --       --
Average Daily Census(4)........       --       33       --       --       --

FINANCIAL STATISTICS
Current Ratio..................    .35:1    .52:1    .65:1     11:1      3:1
Days Outstanding in Accounts
 Receivable....................       27       44       38       41       95

(1) The guest days and average daily guest count for the year ended December 31, 1995 is calculated based on the number of days from the commencement of operations on December 1, 1995 to December 31, 1995.
(2) Miraval was closed for two weeks in July, 1997 due to low customer demand and to make needed improvements to the facility.
(3) Onsite was divested on November 30, 1996.
(4) Hilton Head Health Institute was acquired on March 1, 1996 and divested on October 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31,1997. Certain prior year amounts have been reclassified to conform to the presentation used in 1997. Reference should also be made to the Company's Consolidated Financial Statements and related notes thereto and the Selected Financial Data included elsewhere in this document.

GENERAL

     The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment; a state licensed, inpatient psychiatric hospital providing service for the treatment of substance abuse, as well as a broad range of mental health and behavioral disorders. For the year ended December 31, 1997, the Treatment segment accounted for approximately 57% of the Company's operating revenues and approximately 35% of expenses, while the Health and Leisure segment accounted for approximately 42% of the Company's operating revenue and approximately 54% of operating expenses. However, the Company believes that the Health and Leisure segment will make significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The significant changes in results of operations and net cash provided by (used in) operating activities for the year ended
December 31, 1997, compared to the same period in 1996 are discussed below. Unless otherwise stated, all comparisons are for the same period.

     For the year ended December 31, 1997, net loss decreased $10.1 million to $4.6 million; a 68.5% improvement. Net cash provided by operating activities increased $7.2 million resulting in net cash used in operating activities of $2.1 million compared to the same period in 1996. The improvement in cash flow is attributable to the net loss improvement.

     Total revenue increased $2.2 million to $20.7 million, an increase of 11.9% when compared to the same period in 1996. These results reflect a 12.7% increase in net revenue at Sierra Tucson and a 61.8% increase in net revenue at Miraval. The increase was partially offset by Onsite's $1.5 million in net revenue from 1996.

     Salaries and related benefits decreased $3.6 to $11.6 million, a decrease of 24% when compared to the same period in 1996. The decrease was primarily due to a 4% decrease in salaries and benefits expense, including significant reductions at the corporate level. The reductions were achieved even with the growth in revenue.

     General and administrative expense decreased $4.5 million to $10.0 million, a decrease of 31% when compared to the same period in 1996. The decrease was due to elimination of corporate expense and Company-wide operating efficiencies which enabled Miraval and Sierra Tucson to maintain costs at 1996 levels even though both achieved significant revenue growth due to increased occupancy.

     The Company recognized a pre-tax loss of $4.6 million for the year ended December 31, 1997. There was no income tax benefit recognized in 1997, as the Company recorded a 100% valuation reserve against deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments, proceeds from public and private equity offerings and debt financing. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities are primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations in 1997.

     The Treatment segment's operational results reflect the necessity of attracting a high percentage of retail patients. In 1997, 55% of patient revenue was derived from retail payments and the remaining 45% from third party payors. Sierra Tucson continues to experience pressure from third-party payors and managed care organizations to restrict patient access and payment for treatment services. However, based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

     In 1997, the Company had net capital expenditures of approximately $.9 million. Primarily as a result of operating expenditures required to support the Health and Leisure segment until it is self-sufficient, and the aforementioned capital expenditures, the Company's cash reserves have decreased significantly. In 1997, the Company's net cash used in operating activities was $2.1 million.

     Building market awareness and acceptance of a new unique vacation concept requires time. Vacation travel is a conservative purchase due to cost and the allocation of the traveler's most precious resource - time. Miraval results are affected by room occupancy and average daily rate in addition to expense management. In 1997, marketing initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 43%. Customer acceptance plays a key role in determining these results. Management believes that as marketplace demand for the Miraval product increases, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition.

     To pay off certain outstanding obligations and to meet its current liquidity requirements, the Company entered into debt and equity financing transactions which closed on November 15, 1996. The proceeds from the transactions were approximately $12,340,000. The source and use of funds are as follows:

Source of Funds
- Preferred Stock - Series A                           $ 1,578,000
- Preferred Stock - Series B                             2,672,000
- Debt                                                   8,090,000
                                                      --------------
          Total Source of Funds                         12,340,000

Use of Funds
- Payoff of contractor obligations to Sundt Corporation  2,680,000
- Funds placed into escrow to pay off the first mortgage
   with Mortgages Ltd. (1)                               4,235,000
- Payoff short-term working capital loans                  800,000
                                                     --------------
          Total Debt Repayments                          7,715,000
- Funds available to meet operating cash requirements
   and reduce net working capital deficit                4,625,000
                                                     --------------
          Total Use of Funds                           $12,340,000
                                                     ==============

(1) Funds were placed in escrow to avoid a prepayment penalty of approximately $158,000. The funds placed in escrow were used to pay off the principal balance on January 4, 1997. The Company received approximately $280,000 from the escrow monies after paying off the balance on January 4, 1997.

     The debt financing transaction contains certain provisions related to a stand-by commitment for an additional $5,000,000, subject to compliance with certain conditions and the lender's good faith discretion. As of December 31, 1997, the Company had drawn $2.8 million on the stand-by commitment.

     The Company received shareholder approval for conversion of the Series B Preferred Stock to Series A Preferred Stock at a Special Meeting of Stockholders held on January 29, 1997. As a result, each share of Series B Preferred Stock outstanding was automatically converted into one share of Series A Preferred Stock.

     To the extent that cash on hand is not sufficient to meet future operating cash requirements, and assuming compliance with all conditions, management presently believes, although there can be no assurance, that the stand-by funds will most likely be available to provide the cash necessary to meet its short-term capital needs. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1998 operating losses do not exceed an amount sustainable by the stand-by commitment, if available. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows. Management does not anticipate any significant impact upon operations as a result of inflation, nor has the Company historically experienced any such impact.

     The Company is exploring other sources of financing, and proceeds from any financing which is obtained will be used, in part, to extinguish the existing financing agreements with AP LOM, LLC.

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently estimates the cost (including both software and hardware) to correct the Year 2000 problem to be immaterial to the financial position, results of operations or cash flows of the Company.

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

     Clinically, Sierra Tucson's programs have been strengthened considerably, including a restructuring of the Eating Disorders Program, the reformatting of the Sexual Recovery/Trauma Program, and the expansion of Fitness services to provide more individual and group attention to patients. The range of treatment modalities has increased so as to offer acupuncture, EMDR (Eye Movement Desensitization Reprocessing) and cognitive behavioral approaches. With the establishment of a consulting relationship with a specialist in the area of comprehensive neuropsychological testing, Sierra Tucson's assessment and diagnostic capabilities have been expanded to meet the demand of professional review organizations such as state medical boards, state bar associations, clergy, etc.

     Sierra Tucson will continue its traditional marketing efforts to the referent therapist community, and look for the continued growth of prospective patients which characterized 1997.

     The Company is currently considering the relocation of Sierra Tucson to the facilities previously occupied by Onsite. Such a relocation would facilitate future expansion of both Sierra Tucson and Miraval should market conditions justify and capital be available for such expansions. The zoning for the property currently occupied by Sierra Tucson and Miraval was recently amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

     Miraval, the Company's health and leisure resort, has been in operation since December, 1995. Growth performance was steady in 1997 and provided for a 30% increase in room occupancy. The resort continues to receive favorable press coverage and was named in the Top Ten Spas of the World in the September 1997 issue of Conde Nast Traveler. Other exposure includes such prestigious names as the New York Times, the Wall Street Journal, USA Today, and Good Morning America where a segment on Miraval aired in July of 1997.

     In 1997, the expense of operating the resort increased less than 1% while revenues increased by 62%. These improvements were achieved while guest satisfaction ratings, critical to improved market penetration, remained high. Management believes that further operational efficiencies will be gained in 1998 to improve cash flow.

     The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1997, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July of 1997 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Management is anticipating a similar closure in July 1998.

     With the improvement of meeting facilities at Miraval, an objective of increasing group business is being achieved. Marketing initiatives, aimed at high level corporate and incentive groups, have been enhanced through the ability to provide world class meeting facilities. The Miraval message will be delivered through a blend of direct sales and advertising -- including print, data base-driven direct mail, and public relations activities.

     Management's strategy for Miraval in 1998 is to continuously improve its unique program structure based on guest feedback. Increased focus on the return guest will play a key role in assuring that this highly desirable market segment continues to grow. Operational quality and attention to detail will be critical factors in ensuring continued word-of-mouth advertising -- the single largest source for attracting new business.

     Cost containment measures will continue to be a critical management objective during 1998. Management believes that variable staffing relative to seasonal occupancy fluctuations, a more structured program format, and focusing on all aspects of operational quality should allow the Company to further improve efficiencies and cash flow.

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

     The Company's Treatment segment participates in the highly competitive mental and behavioral health industry, and faces competition for market share resulting from aggressive pricing practices and increasing competition from companies with greater resources. Some of these competitors have tax exempt, non-profit status, are government subsidized or have endowment-related financial support which may provide lower costs of capital.

     Miraval represents a benchmark for the new and growing trend in hospitality for lifestyle enhancing products. Although competitive market data is available for the "spa" category, Miraval's unique blending of luxury resort recreational activities with stress management and self-discovery programs clearly differentiates it from a spa. Because of Miraval's relatively short history, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. While the Company believes that there is strong consumer demand for Miraval's products and services, the historical data does not exist to be certain the current trends will continue. Management believes that the existing capital resources of the Company and the $2.2 million remaining undrawn as of December 31, 1997 under the stand-by commitment from the November 15, 1996 debt transaction, if available, are sufficient to meet its short-term
capital needs.   Advances on the stand-by commitment are subject to
the lender's good faith discretion and compliance with applicable conditions.

     While management believes that Miraval occupies a unique market niche, it nevertheless competes in the resort hotel/spa industry. Currently, its competitors have greater name recognition as well as long-standing relationships with travel agents and meeting planners. Market share must be obtained from competitors and from introducing new customers to the benefits of the Miraval product. Longevity in the marketplace plays a key role in attaining credibility in this highly competitive field. Management cannot anticipate what impact this will have on future occupancy levels.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

     NextHealth, Inc.'s Consolidated Financial Statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997.

                                                                        PAGE

        Report of Management.........................................    15

        Report of Independent Auditors...............................    16

        Consolidated Balance Sheets..................................    17

        Consolidated Statements of Operations........................    18

        Consolidated Statements of Cash Flows........................    19

        Consolidated Statements of Changes in Stockholders' Equity...    20

        Notes to Consolidated Financial Statements...................    21

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




/s/ William T. O'Donnell, Jr.
------------------------------------
William T. O'Donnell, Jr.
President and Chief Executive Officer



/s/ Loree Thompson
------------------------------------
Loree Thompson
Principal Financial and Accounting Officer

                           REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NextHealth, Inc.

We have audited the accompanying consolidated balance sheets of NextHealth, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextHealth, Inc. and subsidiaries, at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.



/s/ Ernst & Young LLP
-----------------------------
ERNST & YOUNG LLP
Tucson, Arizona
January 29, 1998

                         NEXTHEALTH, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            (000s, except share amounts)

                                                                   December 31,
                                                                -------------------
                                                                 1997        1996
                                                                ------      -------
Assets
  Current Assets:
   Cash and equivalents.....................................  $    829      $   1,373
   Accounts receivable, less allowance for doubtful accounts
    of $298 and $457,respectively...........................       954            928
   Prepaid expenses.........................................       232            387
   Other current assets.....................................       567            902
                                                              ----------     ---------
     Total current assets...................................     2,582          3,590

  Property and equipment, net...............................    35,918         37,417
  Long-term receivables, less allowance for doubtful
   accounts of $50 and $56, respectively....................       151            167
  Intangible assets, less amortization of $158 and $29,
   respectively.............................................       322            451
  Other assets..............................................        38             41
                                                             -----------     ---------
     Total assets...........................................  $ 39,011       $ 41,666
                                                             ===========     =========
Liabilities and Stockholders' Equity
  Current Liabilities:
   Accounts payable, trade..................................  $    838       $  2,050
   Accrued expenses and other liabilities...................     6,638          4,828
                                                             -----------     ---------
     Total current liabilities..............................     7,476          6,878

  Long-term debt and financing obligation...................     9,730          8,359
                                                             -----------     ---------
     Total liabilities......................................    17,206         15,237

  Mandatorily Redeemable Preferred Stock:
   Series A, $.01 par value, 46,065 shares authorized,
    17,109 shares outstanding at December 31, 1996..........        --          1,578
   Series B, $.01 par value, 28,956 shares authorized,
    28,956 shares outstanding at December 31, 1996..........        --          2,672

  Stockholders' Equity:
   Preferred stock - undesignated, $.01 par value, 3,924,979
    shares authorized; no shares outstanding................        --             --
   Preferred stock - Series A, $.01 par value, 46,065 shares
    authorized;46,065 shares outstanding at Dec. 31,1997....        --             --
   Common stock, $.01 par value, 16,000,000 shares authorized;
    8,554,938 shares outstanding at Dec. 31, 1997 and 1996..        86             86
   Additional paid-in capital...............................    47,997         43,747
   Accumulated deficit......................................   (26,278)       (21,654)
                                                             -----------     ----------
     Total stockholders' equity.............................    21,805         22,179
                                                             -----------     ----------
     Total liabilities and stockholders' equity.............   $39,011       $ 41,666
                                                             ===========     ==========

The accompanying notes are an integral part of these financial statements.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000s, except share and per share amounts)

                                           Year Ended December 31,
                                      --------------------------------------
                                         1997         1996            1995
                                      ----------   -----------     ---------     ----------------
Revenue:
  Net operating revenue.............  $  20,457    $  18,383       $  12,967
  Investment income.................         49           55           1,293
  Other revenue.....................        146           20             613
                                      ----------   -----------     ----------
     Total revenue..................     20,652       18,458          14,873

Operating expenses:
  Salaries and related benefits.....     11,607       15,234           8,362
  General and administrative........      9,967       14,433           8,396
  Pre-opening costs.................         --           --           7,242
  Retirement of assets..............         --           --           1,695
  Interest expense..................      1,126          569              87
  Depreciation and amortization.....      2,576        2,915           1,058
                                      ----------   -----------     ----------
     Total operating expenses.......     25,276       33,151          26,840
                                      ----------   -----------     ----------
Loss before income taxes............    ( 4,624)     (14,693)        (11,967)

Income taxes........................         --           --              --
                                      ----------   -----------     ----------
Net loss............................  $ ( 4,624)   $ (14,693)      $ (11,967)
                                      ==========   ===========     ==========
Weighted average shares of common
 stock outstanding..................  8,554,938    8,554,938       8,547,490
                                      ==========   ===========     ==========

Basic and diluted Loss Per Share....  $   (0.54)   $   (1.72)      $   (1.40)
                                      ===========  ===========     ==========







 The accompanying notes are an integral part of these financial statements.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (000s)

                                             Year Ended December 31,
                                       ------------------------------------
                                         1997          1996         1995
                                       ---------     ---------    ---------
Cash flows from operating activities:
 Net loss............................. $( 4,624)     $(14,693)    $ (11,967)
 Adjustments to reconcile net loss
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization......    2,674         2,915         1,058
   Retirement of assets...............       --         1,170         1,695
   Provision for bad debts............      (41)          223            50
   Provision for deferred income taxes       --            --           315
 Changes in operating assets and liabilities
    net of effects from acquisitions:
 Decrease (increase) in assets:
   Accounts receivable................       30           233         1,366
   Other assets.......................      493          (558)         (844)
   Income taxes receivable............       --            --         4,508
(Decrease) Increase in liabilities:
   Accounts payable, accrued expenses
    and other liabilities and
    litigation reserve................     (628)        1,464         8,443
                                       ----------     ---------     --------
Net cash (used in) provided by
 operating activities.................   (2,096)       (9,246)        4,624

Cash flows from investing activities:
 Purchase of property and equipment...   (  948)       (1,036)      (20,761)
 Business acquisitions, net of cash
  acquired............................       --           (88)         (130)
 Business disposals...................       --           199            --
 Sale of investments..................       --         1,635        32,240
 Purchase of long-term investments....       --            --       (14,163)
                                       ----------     ---------    ---------
Net cash (used in) provided by
 investing activities.................     (948)          710       ( 2,814)

Cash flows from financing activities:
 Proceeds from long-term borrowing....    2,800         3,928            --
 Proceeds from issuance of preferred
  stock...............................       --         4,250            --
 Proceeds from financing transaction..       --         8,090            --
 Reduction of long-term debt and
  financing obligation................     (300)       (9,223)         (208)
 Exercise of common stock options.....       --            --            35
                                       ----------     ----------   ---------
Net cash provided by (used in)
 financing activities.................    2,500         7,045          (173)
                                       ----------     ----------   ---------
Net (decrease) increase in cash and
 equivalents..........................     (544)       (1,491)        1,637

Cash and equivalents, beginning of year   1,373         2,864         1,227
                                       ----------     ----------   ---------
Cash and equivalents, end of year..... $    829       $ 1,373      $  2,864
                                       ==========     ==========   =========

  The accompanying notes are an integral part of these financial statements.

                         NEXTHEALTH, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (000s, except share amounts)

                                                          Retained              Total
                                              Additional  Earnings  Unrealized  Stock-
                              Common Stock      Paid-in   (Accum.     Loss on   holders'
                            -----------------
                             Cost    Shares     Capital   Deficit)  Investments Equity
                            ------   ------    ---------  --------  ----------- --------
Balance at January 1, 1995  $  85   8,496,884   $43,263   $ 5,006   $  (399)    $47,955
Net loss for the year ended
 December 31, 1995             --          --        --   (11,967)       --     (11,967)

Issuance of common stock for
 business acquisition           1      50,000       155        --        --         156

Exercise of common stock
 options                       --       8,054        35        --        --          35

Liquidation of investments     --          --        --        --       399         399
                            ------  ----------  --------- --------  ---------   ---------
Balance at December 31, 1995   86   8,554,938    43,453    (6,961)       --      36,578

Net loss for the year ended
 December 31, 1996             --          --        --   (14,693)       --     (14,693)

Issuance of warrants           --          --       294        --        --         294
                            ------- ---------- ---------- --------  ----------  ---------
Balance at December 31, 1996   86   8,554,938    43,747   (21,654)       --      22,179

Net loss for the year ended
 December 31, 1997             --          --        --    (4,624)       --      (4,624)

Removal of mandatory redemption
 provision - Preferred Stock   --          --     4,250        --        --       4,250
                            ------- ----------  --------- --------  ----------  ---------
Balance at December 31, 1997  $86   8,554,938   $47,997   $(26,278) $    --     $21,805
                            ======= ==========  ========= ========  ==========  =========



  The accompanying notes are an integral part of these financial statements.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997


ORGANIZATION

NextHealth, Inc.'s, and subsidiaries' (collectively, the "Company") operations are categorized in two principal business segments; Treatment and Health and Leisure through which it provides both health care and wellness and preventive health services. The Treatment segment includes Sierra Tucson, LLC ("Sierra Tucson"), an inpatient, state licensed psychiatric hospital and behavioral health care center providing service for the treatment of substance abuse and a broad range of mental health and behavioral disorders; and, through November 30, 1996, Onsite Workshops, Inc. ("Onsite"), which offered intensive, therapeutic group experiences addressing a wide variety of personal and family issues. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval ("Miraval"), is a luxury health resort providing a full range of self-discovery, stress management and recreational activities. Also, from March 1, 1996, through October 1, 1996, the Health and Leisure segment included Hilton Head Health Institute, Inc. ("HHHI"), a provider of weight management programs for the development and maintenance of healthy lifestyles. The March 1, 1996 acquisition of HHHI was accounted for as a purchase. HHHI was divested by the Company on October 1, 1996. The current operations of the Company are located in Tucson, Arizona.

Effective September 28, 1995, the Company changed its name from Sierra Tucson Companies, Inc. to NextHealth, Inc. This change was effected through a short-form merger pursuant to Delaware law whereby Sierra Tucson/Arizona Holdings, Inc. ( a wholly owned subsidiary of Sierra Tucson Companies, Inc.) merged with and into Sierra Tucson Companies, Inc. As part of the merger, the surviving entity's name was changed to NextHealth, Inc. The sole purpose of the name change was to establish separate identities for the parent company and each of its operating subsidiaries.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

The consolidated financial statements include the accounts of NextHealth, Inc. and its subsidiaries, all but one of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

       Basis of Accounting

The accompanying financial statements have been prepared assuming the Company is a going concern. Management believes the remaining $2.2 million, if available, under the existing stand-by commitment with AP LOM, LLC will be sufficient to meet any working capital requirements. However, Miraval will continue to require financial support until such time as it gains market acceptance. Continuing operating losses at Miraval, and/or a significant decline in patient census at Sierra Tucson, would adversely impact the Company's ability to operate as a going concern in 1998.

       Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

       Cash and Equivalents

Cash and equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents are stated at cost which approximates market value.

       Pre-opening Costs

Costs associated with the opening of new properties or major additions to existing properties are expensed as incurred.

       Investments

For the years ended December 31, 1997, 1996, and 1995, proceeds from the sale of securities classified as available-for-sale were $0, $1,635, and $38,545, respectively; gross gains recognized were $0, $0, and $404, respectively; and gross losses recognized were $0, $0, and $80, respectively.

       Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $954, $1,212, and $3,600 in advertising costs during 1997, 1996 and 1995, respectively.

       Intangible Assets

Intangible assets at December 31, 1997 include capitalized loan fees which are being amortized over the life of the loan and ground water rights which are being amortized over a period of 15 years. Intangible assets of $547 were written off in 1996 as a result of the Onsite divestiture.

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

       Income Taxes

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

       Revenue Recognition
Revenue, net of any applicable contractual allowances or discounts, is recognized in the period services are rendered.

       Net Operating Revenue

Net operating revenue consists of revenue derived from guests, patients and participants, based on the billing rates established for each line of business, less any applicable discounts or contractual allowances. For the three years ending December 31, 1997, contractual allowances and discounts granted were approximately $1,595, $1,485, and $1,423, respectively.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

       Stock Based Compensation

Stock options are granted to employees at an exercise price equal to or greater than fair value on the dates of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation".

       Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously computed fully diluted earnings per share. The net income
(loss) per share amounts previously reported by the Company are now reported as basic income (loss) per share, as such amounts were historically calculated excluding the dilutive (or anti-dilutive) effect of options, warrants and convertible securities. Diluted earnings per share are equal to basic earnings per share for all periods presented as the effect of all applicable securities is anti-dilutive (decrease the loss per share amount).

       Credit Risk

A significant portion of the Company's accounts receivable are due from individuals (self-pay), insurance companies, other entities which provided health care benefits and credit card companies. Management performs credit evaluations and believes its allowance for doubtful accounts is adequate.

       Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassifications of financial statements for earlier periods provided for comparative purposes is required. At present, the Company does not have any account balances which would cause comprehensive income to differ from net income (loss), and, accordingly, the adoption of SFAS No. 130 is expected to have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 are as follows:

                                        1997          1996
                                     ----------    ----------
Land and improvements............    $  2,920       $  2,902
Buildings and improvements.......      34,915         34,404
Furniture and equipment..........       9,430          9,049
                                     ----------     ----------
Total Property & equipment.......      47,265         46,355

Less: accumulated depreciation
 and amortization................      11,347          8,938
                                     ----------     ----------
Total property and
 equipment, net..................    $ 35,918       $ 37,417
                                     ==========     ==========

ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 1997 and 1996, accrued expenses and other liabilities were comprised of the following:

                                  1997                1996
                                ---------           ---------

Payroll and related taxes.....  $   765             $ 1,403
Professional fees.............      197                 743
Deposits and patient refunds..    1,146                 420
Reimbursement liability.......    1,018               1,018
Current Portion of Note Payable   1,472                 258
Accrued Interest..............      972                 104
Other.........................    1,068                 882
                                ---------           ---------
Total accrued expenses and
 other liabilities............  $ 6,638             $ 4,828
                                =======             =========

Accrued interest is owed to an affiliate of the Company's preferred stockholder.

LONG-TERM DEBT AND FINANCING OBLIGATION

Long-term debt and financing obligation at December 31, 1997 and 1996 are as follows:

                                   1997           1996
                                ----------     -----------
Secured debt with an interest
 rate of 10%-12% maturing
 through 1999.................. $ 10,499        $  7,805
Financing obligation...........      703             796
Other..........................        0              16
                                ----------      -----------
                                  11,202           8,617

Less: current portion..........    1,472             258
                                ----------      -----------
Total long-term debt and
 financing obligation.......... $  9,730        $  8,359
                                ==========      ===========

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

In November 1996, the Company entered into a secured loan agreement with AP LOM, LLC an affiliate of Apollo Real Estate Advisors, L.P. in the amount of $13,090 contemporaneously with the issuance of preferred stock to this entity. The Company received $8,090; the remaining $5,000 was a stand-by loan commitment, subject to compliance with certain conditions and the lender's good faith discretion. As of December 31, 1997, $2,800 has been drawn under the stand-by loan commitment. The secured loan agreement contains various operational and financial restrictions including restrictions on additional debt and prohibition of acquisitions. In the event of default, the Lender may declare the stand-by loan commitment terminated, the principal and accrued interest due and payable, and elect a majority of the Board of Directors. The loan agreement bears interest at the rate of 10% for the first year, 11% for the second year and 12% for the third year. The maturity date is November 14, 1999. The loan agreement is secured by a deed of trust to essentially all of the land and buildings of the Company, a security interest in all of the Company's personal property and by the collateral pledge of the Company's stock or other interest in the subsidiaries. At December 31, 1997, the Company is in compliance with all terms and conditions.

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

Future maturities of long-term debt and financing obligation at the date indicated are as follows:

                              December 31,
                                   1997
                              ----------------
1998.......................     $ 1,472
1999.......................       9,206
2000.......................         114
2001.......................         123
2002.......................         132
Thereafter.................         155
                              ----------
                                $11,202
                              ==========

For years ended December 31, 1997, 1996, and 1995, interest paid was $161, $569, and $87, respectively.

SEGMENT INFORMATION

The Company operates in two principal business segments; Treatment and Health and Leisure through which it provides both health care and wellness and preventive health services. The Treatment segment includes an inpatient, state licensed psychiatric hospital providing service for the prevention, education and treatment of substance abuse, and a broad range of mental health and behavioral disorders; and, through November 30, 1996, included a short-term intensive, experience-based workshop program addressing a wide variety of personal and family issues. Substantially all revenues resulted from group therapy, medical assessments and stabilization, pharmacy, workshop and room and board charges. The Health and Leisure segment presently consists of a luxury resort providing a full range of self discovery, stress management and recreational activities. Substantially all revenues result from guest bookings, group bookings and retail charges. From March 1, 1996 through October 1, 1996, the Health and Leisure segment also included HHHI, a provider of weight management programs for the development and maintenance of healthy lifestyles. During this period, HHHI provided
$112 in net income to the Company.   No single customer accounted for
more than 10% of either of the principal business segment's revenue in 1997, 1996 or 1995.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                 December 31, 1997

The results of operations for the Company's principal business segments are reported in the Consolidated Statement of Operations. For the years ended December 31, 1997, 1996 and 1995, there was no intersegment revenue and all reported segment operating expenses are those directly related to the operation of its business. In 1997, certain property and equipment was transferred from Corporate to both Treatment and Health and Leisure. Such transfers were made at historical cost. The current operations of each principal business segment are located in Tucson, Arizona.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

Information about the Company's operations in different business segments for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                 Corporate
                                      Health &      and
                          Treatment   Leisure    Other Items   Consolidated
                          ---------   --------   -----------   ------------
                                              1997
                          -----------------------------------------------
Total revenue             $11,702     $  8,754   $   196       $ 20,652

Income (loss) before
 income tax benefit         2,935       (4,873)   (2,686)       ( 4,624)

Identifiable assets         4,257       30,726     4,028         39,011

Capital expenditures and
intersegment transfers,net    478        1,208     ( 738)           948

Depreciation & amortization
expense                       361        1,944       271          2,576

                                              1996
                          -----------------------------------------------

Total revenue             $11,861     $  6,521   $    76      $ 18,458

Income (loss) before
income tax benefit          1,148      ( 8,183)   (7,658)      (14,693)

Identifiable assets         6,031       31,064     4,571        41,666

Capital expenditures,net      (65)       1,354      (165)        1,124

Depreciation & amortization
expense                       544        1,933       438         2,915

                                             1995
                          -----------------------------------------------
Total revenue             $12,765     $   530    $ 1,578      $ 14,873

Income (loss) before
income tax benefit            765     (10,280)   ( 2,452)     ( 11,967)

Identifiable assets         7,191      32,291      8,460        47,942

Capital expenditures           540     19,900        451        20,891

Depreciation & amortization
expense                        515        196        347         1,058

                         NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

STOCKHOLDERS' EQUITY

PREFERRED STOCK

In November 1996, the Company's Board of Directors created two series of Preferred Stock ("Series A" and "Series B"). The Company authorized 46,065 shares of Series A stock and 28,956 shares of Series B stock. At December 31, 1996,17,109 shares of Series A and 28,956 shares of Series B were outstanding and classified as mandatorily redeemable preferred stock in the balance sheet. The Series B Preferred Stock was converted into Series A Preferred Stock on January 29, 1997. The mandatory redemption provisions applicable to the outstanding preferred stock were extinguished as a result of this conversion, therefore, the amounts received from the sale of such stock are classified as equity in the accompanying 1997 consolidated balance sheet. At December 31, 1997, 46,065 shares of Series A are outstanding. A total of approximately 5,200,000 shares of common stock have been reserved for conversion of preferred stock and exercise of warrants held by the preferred shareholder. Significant terms and conditions of the Preferred Stock are described in the following paragraphs.

The holders of Series A stock are not entitled to receive dividends except upon an event of default, in which event the dividend rate on the Series A Preferred Stock will be 18% per annum. So long as any shares of Preferred Stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the Common Stock.

In the event of any liquidation, dissolution or winding-up of the Company, the holders of Preferred Stock shall be entitled to a liquidation preference over the holders of Common Stock in the amount of any accrued but unpaid dividends. There are no other liquidation preferences.

The holders of Series A stock are entitled to vote on all matters presented to the Company's stockholders for a vote and, except with respect to the election of Directors, each share of Series A stock entitles the holder thereof to such number of votes per share as equals the number of shares of the Common Stock into which such shares of Series A stock is then convertible. Initially, each share of Series A stock is convertible into 100 shares of Common Stock. In addition, the holders of Series A stock are entitled to vote separately as a separate class on all matters other than the election of directors. This means that matters submitted for a vote of the stockholders of the Company must receive the approval of the requisite percentage of the holders of Common Stock (with the holders of Series A stock being entitled to vote on an "as converted" basis) as well as of the holders of the Series A stock. In addition, the holders of Series A stock, as a class, are entitled to elect four directors to the Company's Board of Directors ("Preferred Directors").
In the event of a default, the holders of Series A stock become entitled to elect a majority of the Company's Board of Directors. The Company may not redeem the Preferred Stock at any time before January 1, 2001. The preferred stock is redeemable by the Company at $92.26 per share (issuance price).

The Company issued a total of 600,000 warrants in 1996 which are exercisable into 600,000 common shares at an exercise price of $1.50. These warrants are exercisable through November 13, 2006. The fair value of the warrants at issuance date was credited to additional paid-in capital.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

STOCK OPTION PLANS

At December 31, 1997, 1,993,000 shares of common stock were reserved for the exercise of options under the Company's 1992 and 1990 stock option plans. Options to purchase shares of common stock are granted with an exercise price equal to or greater than the fair market value on the dates of grant, and are exercisable over periods ranging from three to ten years. Options may be exercised in installments generally commencing one year after the dates of grant. All options become fully vested upon the acquisition of the Company or a merger in which the Company is not the surviving entity.

In 1993, the Company established a Non-Employee Director Stock Option Plan (the "DSO Plan"), which provides for the automatic granting of fully vested options to purchase shares of common stock to members of the Board of Directors who are not employees of the Company. At December 31, 1997, 300,000 shares of common stock were reserved for issuance under the DSO Plan.

The fair value of these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates ranging from 6.10% to 6.52%, 4.87% to 5.16% and from 5.3% to 5.87%, respectively;
dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of .639; and an expected life of an option of 5 years.

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

                                  1997             1996           1995
                               ----------       ----------      ---------
Net Income (loss):
 As reported................   $(  4,624)       $(14,693)       $(11,967)
 Pro forma..................    (  4,943)        (14,933)        (12,051)

Basic and diluted earnings
per share:
 As reported................   $(    .54)       $(  1.72)       $(  1.40)
 Pro forma..................    (    .58)        (  1.75)        (  1.41)

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

The following table summarizes the cumulative activity under the Company's incentive stock option plans:

                     Options       Fully         Option Price      Weighted Avg.
                   Outstanding  Vested Options  Range (Per Share)  Exercise Price
                   -----------  --------------  -----------------  ---------------
Balance at
January 1,1995        887,135     377,251        $ 2.88 - $23.25       $4.11
 Granted              608,750                      2.88 -   6.19        3.67
 Canceled            (226,080)                     2.88 -  10.75        3.99
 Exercised             (8,054)                     2.88 -   4.00        3.63
                   -----------  --------------   ----------------  ---------------
Balance at
December 31,1995    1,261,751     472,945          2.88 -  23.25        3.93
 Granted              453,500                      1.25 -   5.25        3.41
 Canceled            (361,887)                     2.63 -  23.25        2.63
 Exercised                 --                                 --          --
                   -----------  --------------   ----------------  ---------------
Balance at
December 31,1996    1,353,364     846,188          1.25 -   9.50        3.76
 Granted              219,500                      1.50 -   2.75        2.61
 Canceled            (418,155)                     2.63 -   9.50        3.72
 Exercised                 --                                 --          --
                   -----------  --------------   ----------------  ---------------
Balance at
December 31,1997    1,154,709     936,812        $ 1.25 -$  6.00       $3.57
                   ===========  ==============   ================  ===============

The weighted average fair value of options granted with an exercise price above market price on the dates of grant during 1996 and 1995 was $1.38 (no such options were granted in 1997). The weighted average fair value of options granted with an exercise price equal to market price on the dates of grant during 1997, 1996 and 1995 was $1.52, $1.62 and $1.92, respectively. The remaining average contractual life for options outstanding as of December 31, 1997, was 6.30 years. The weighted average exercise price for exercisable options was $3.58, $3.87 and $4.03 at December 31, 1997, 1996 and 1995, respectively.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

INCOME TAXES

For 1997 and 1996, there were no income tax benefits available. The current benefit recognized in 1995 of $315 was completely offset by the provision for deferred income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets, all noncurrent, at December 31, 1997 and 1996 are as follows:


                                              1997           1996
                                           ----------    -----------
Capitalized business expansion costs       $   1,638     $   2,164
Tax basis of fixed assets in excess of
  book basis                                   1,308         1,766
Non-deductible reserves                          426           657
State net operating loss carryforward          2,590         2,134
Federal net operating loss carryforward        7,438         4,860
Minimum tax credit                               258           258
Other, net                                        85            87
                                           ----------    -----------
Total deferred tax assets                     13,743        11,926
Valuation allowance                          (13,743)      (11,926)
                                           ----------    -----------
Net deferred tax assets                    $      --     $      --
                                           ==========    ===========

Management has established a valuation allowance equal to the deferred tax assets at December 31, 1997 and 1996, based upon the likelihood that such deferred tax assets will not be realized in the near term.

At December 31, 1997, the Company had approximately $22,000 and $43,000 of federal and state net operating loss carryforwards, respectively, which expire for federal purposes during the years 2010 through 2013 and for state purposes during the years 1999 through 2003. In addition, at December 31, 1997, the Company has approximately $258 in Alternative Minimum Tax Credits for federal tax purposes which do not expire. The majority of the Company's net operating loss and minimum tax credit carryforwards are subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382 as a result of an ownership change which occurred during 1996.

The differences between the income tax benefit at the statutory rate and the actual income tax benefit is as follows:

                                   1997         1996        1995
                                  ------       ------      ------
Federal income tax rate           (34.0)%      (34.0)%     (35.0)%
Increase in taxes:
 Change in valuation allowance     34.0         30.0        27.3
 Other, net                          --          4.0         7.7
                                  ------       ------       ------
Effective income tax rate           0.0  %       0.0 %       0.0 %
                                  ======       ======       ======

No income tax payments were made in the three years ending December 31, 1997.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

OPERATING LEASES

The Company leases land, vehicles and equipment under operating leases. Future annual minimum lease payments under noncancelable operating leases at December 31, 1997, are as follows:

1998      $   244
1999          231
2000          143
2001           44
          ----------
          $   662
          ==========

Total rental expense recognized under operating leases for 1997, 1996, and 1995, was $287, $471, and $160, respectively.

EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan that provides for discretionary employer contributions and for optional employee contributions which are matched by the Company at a maximum rate of 50% of the employees' contributions up to amounts prescribed by law. All employees who meet minimum age and service requirements are eligible to participate in the plan. It is the Company's policy to fund plan contributions as accrued. For 1997, 1996, and 1995, employer matching and discretionary contributions to the plan were approximately $142, $163, and $126, respectively.

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

RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors whose term on the Board ended in May 1996, is a member of an investment firm that provided investment management services to the Company in 1995. In addition, an entity which owned approximately 8% of the Company's common stock at December 31, 1995 is affiliated with an investment firm that provided investment management services to the Company. For 1997, 1996, and 1995, approximately $0, $0, and $97, respectively, of the Company's investments were managed by these firms. For 1997, 1996, and 1995, fees paid for these services amounted to approximately $0, $0, and $50, respectively. Management believes such fees are reasonable and comparable to those of other institutions providing similar services.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

A member of the Company's Board of Directors is a member of an asset management firm that provided management and financial services to the Company in 1997 for a total fee of $72. Management believes such fees are reasonable and comparable to those of other institutions providing similar services.

Effective January 1, 1995, an individual related to a Director entered into a one year consulting arrangement with the Company for total compensation of $100.

The Company leases a facility from an entity controlled by the President and CEO of the Company and Chairman of the Company's Board of Directors. See note entitled Long-Term Debt and Financing Obligation for additional information.

An entity controlled by the President and CEO of the Company and Chairman of the Company's Board of Directors provided consulting services to the Company; in 1997 and 1996 total fees of $153 and $141, respectively, were paid to that entity.

A loan of $300 was made to the Company in September 1996 from the President and CEO of the Company and Chairman of the Company's Board of Directors. A loan of $275 was made to the Company in September 1996 from the former President and CEO. Both loans were repaid prior to December 31, 1996.

Effective October 1, 1996, the Company sold HHHI to the former President and CEO of the Company for an amount which equaled the Company's purchase price plus advances to that subsidiary from the purchase through disposition date. The Company agreed to indemnify the related party for up to $130 upon resale of the HHHI real property to an unaffiliated third party.

An individual who became a member of the Company's Board of Directors on November 15, 1996, is a member of a legal firm which represents the Company on real estate and transactional issues; total fees of $89 and $93 were paid to that firm in 1997 and 1996, respectfully.

CONTINGENCIES

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (000s, except share and per share amounts)
                                  December 31, 1997

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes certain quarterly financial data:

                                            Loss                 Net Loss
                                 Total      Before               Per Share
                        Total    Operating  Income               of Common
                       Revenue   Expenses   Taxes     Net Loss      Stock
                      ---------  ---------  -------   --------   ----------
1997 Quarter ended:
  March 31..........  $  5,798   $  6,433   $ (  635)  $ (  635)  $  ( .07)
  June 30...........     5,485      6,750     (1,265)    (1,265)     ( .15)
  September 30......     3,810      5,439     (1,629)    (1,629)     ( .19)
  December 31.......     5,559      6,654     (1,095)    (1,095)     ( .13)
                      ---------  ---------  ---------  ---------  ----------
                      $ 20,652   $ 25,276   $ (4,624)  $ (4,624)  $  (0.54)
                      =========  =========  =========  =========  ===========

1996 Quarter ended:
  March 31..........  $  4,627   $  7,463   $ (2,836)  $ (2,836)   $ ( .33)
  June 30...........     4,837      7,249     (2,412)    (2,412)     ( .28)
  September 30......     4,326      7,659     (3,333)    (3,333)     ( .39)
  December 31.......     4,668     10,780     (6,112)    (6,112)     ( .72)
                      ---------  ---------  ---------  ---------   ----------
                      $ 18,458   $ 33,151   $(14,693)  $(14,693)   $ (1.72)
                      =========  =========  =========  =========   ==========

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

TEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 21, 1998, and is hereby incorporated by reference.

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

           Schedule II.     Valuation and Qualifying Accounts

       (3) Exhibits. The following exhibits are incorporated by reference as indicated or are filed as part of this Annual Report on Form 10-K:

                                                                Sequentially
Exhibit                                                           Numbered
Number                  Document                                    Page
-------   -------------------------------------------------     ------------
 3.1      Certificate of Incorporation                              (1)

 3.2      Amended Restated By-Laws                                  (5)

 4.1      Specimen Common Stock Certificate                         (1)

 4.2      Certificate of Designation, Preferences and Rights
          of the Convertible Preferred Stock, Series A and
          Cumulative Preferred Stock, Series B of NextHealth,Inc.  (11)

10.26     Stock Bonus and Repurchase Agreement, dated November 18,
          1988, between John H. Schmitz and Rita F. Schmitz and
          Sierra Tucson/Properties, Inc., as amended on
          August 31, 1989                                           (1)

10.33     1989 Stock Option Plan                                    (1)

10.47     1990 Stock Option Plan                                    (2)

10.49     Commercial lease dated as of March 15, 1991, between
          the State of Arizona and Sierra Tucson AC, Inc.,
          relating to lease of Adolescent Care facility site        (3)

10.51     Form of Indemnity Agreement*                              (4)

10.53     1992 Stock Option Plan                                    (3)

10.54     Non-Employee Directors Stock Option Plan                  (5)

10.56     Real Estate Sale Agreement and industrial Building
          Lease for Sierra Tucson AC, Inc. Adolescent Center
          dated December 28, 1994, and December 29, 1994,
          respectively.                                             (6)

10.57     Onsite Training and Consulting, Inc. Stock Purchase
          Agreement dated January 13, 1995                          (6)

                                                                 Sequentially
Exhibit                                                           Numbered
Number                     Document                                Page
-------    ---------------------------------------------------   ------------
10.58      Severance Agreement, General Release, Covenant            (6)
           Not to Sue between the Company and William T.
           O'Donnell, Jr., dated January 20, 1995

10.59      Elements of compensation - Wayne M. Morrison,             (7)
           Vice President/Chief Financial Officer

10.60      Note Payable between NextHealth, Inc. and Sundt           (8)
           Corporation dated April 10, 1996(without exhibits)

10.61      Asset Purchase Agreement by and among NextHealth, Inc.    (8)
           and Hilton Head Health Institute, Inc. dated February
           29, 1996 (without exhibits)

10.62      Amendment 1 to Note Payable between NextHealth, Inc.      (9)
           and Sundt Corporation dated June 28, 1996

10.63      Loan Agreement between NextHealth, Inc. and               (9)
           Mortgages, Ltd. dated June 25, 1996
           (without exhibits)

10.64      Secured Promissory Note between NextHealth, Inc. and      (9)
           Mortgages, Ltd. dated June 25, 1996

10.65      Deed of Trust, Assignment of Rents and Security           (9)
           Agreement between NextHealth, Inc. and Mortgages,
           Ltd. dated June 25, 1996

10.66      Security Agreement between Sierra Tucson, Inc. and        (9)
           Mortgages, Ltd. dated June 25,1996 (without exhibits)

10.67      Security Agreement between Sierra Healthstyles,Inc.and    (9)
           Mortgages, Ltd. dated June 25, 1996 (without exhibits)

10.68      Guaranty between Sierra Tucson, Inc. and Mortgages, Ltd.  (9)
           dated June 25, 1996

10.69      Guaranty between Sierra Healthstyles, Inc. and            (9)
           Mortgages, Ltd. dated June 25, 1996

10.70      Asset Purchase Agreement between Sierra Tucson, Inc.
           and Soften Realty, LLC                                   (10)

10.71      Operating Agreement of Soften Realty, Inc. between
           NextHealth, Inc. and AP NH, LLC                          (10)

10.72      Security Agreement between Sierra Tucson, Inc. and
           Soften Realty, LLC                                       (10)

10.73      Non-negotiable Security Promissory Note                  (10)

10.74      Assumption agreement                                     (10)

10.75      Bill of Sale and Assignment between Sierra Tucson,
           Inc. and Soften Realty, LLC                              (10)

10.76      Preferred Stock and Warrant Purchase Agreement between
           NextHealth, Inc. and AP LOM LLC                          (10)

10.77      Registration and Pre-emptive Rights Agreement between
           NextHealth, Inc. and AP LOM LLC                          (10)

10.78      Credit Agreement between NextHealth,Inc. and AP LOM LLC  (10)

10.79      Pledge Agreement between NextHealth,Inc. and AP LOM LLC  (10)

                                                                 Sequentially
Exhibit                                                             Numbered
Number                           Document                            Page
-------    ---------------------------------------------------   ------------
10.80      Term Note A between NextHealth, Inc. and AP LOM, LLC      (11)

10.81      Term Note B between NextHealth, Inc. and AP LOM, LLC      (11)

10.82      Warrant for 500,000 shares of Common Stock                (11)

10.83      Deed of Trust for the use and benefit of AP LOM, LLC      (11)

10.84      Guaranty made by NextHealth's subsidiaries                (11)

10.85      General Security Agreement among NextHealth's
           subsidiaries and AP LOM, LLC                              (11)

21.1       Subsidiaries                                               41

23.1       Consent of Ernst & Young LLP, Independent Auditors         42

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

                                           NEXTHEALTH, INC.

    Dated: March 27, 1998                  BY: /s/ William T. O'Donnell, Jr.
                                           ---------------------------------
                                           WILLIAM T. O'DONNELL, JR.
                                           President & ChiefExecutive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Capacity                             Date
----------                     ---------                            -------
/s/William T. O'Donnell, Jr.   Chairman of the Board of Directors   March 27, 1998
----------------------------   President and Chief Executive Officer
William T. O'Donnell, Jr.      (Principal Executive Officer)

/s/ Joseph R. Cruse            Director                             March 27, 1998
----------------------------
Joseph R. Cruse

/s/ Neil E. Jenkins            Director                             March 27, 1998
----------------------------
Neil E. Jenkins

/s/ George L. Ruff             Director                             March 27, 1998
----------------------------
George L. Ruff

/s/ Stephen L. Berger          Director                             March 27, 1998
----------------------------
Stephen L. Berger

/s/ Lee S. Neibart             Director                             March 27, 1998
----------------------------
Lee S. Neibart

/s/ Bruce Spector              Director                             March 27, 1998
----------------------------
Bruce Spector

/s/ Michael L. Ashner          Director                             March 27, 1998
----------------------------
Michael L. Ashner

/s/ Alfred Trivilino           Director                             March 27, 1998
----------------------------
Alfred Trivilino

/s/ Loree Thompson             (Principal Financial and             March 27, 1998
----------------------------    Accounting Officer)
Loree Thompson

                          NEXTHEALTH, INC. AND SUBSIDIARIES
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       (000s)

      Column A             Column B       Column C      Column D   Column E
      ---------          ------------    -----------   ---------- ----------
                                           Additions
                           Balance at     (Charged to              Balance at
                          Beginning of     Costs and                 End of
      Description             Period        Expenses)  Deductions    Period
     -------------       -------------   ------------  ----------  ----------
Year ended December
31, 1997:
 Allowance for doubtful
 accounts                  $  513         $(   41)       $ 124       $ 348
                          =========      ==========    ========    ==========
Year ended December
31, 1996:
 Allowance for doubtful
 accounts                  $  501         $   223        $ 211       $ 513
                          =========      ==========    ========    ==========
Year ended December
31, 1995:
 Allowance for doubtful
 accounts                  $  727         $    50        $ 276       $ 501
                          =========      ==========    ========    ==========