Form 10-Q
period 1998-03-31
NEXTHEALTH INC
filed 1998-05-15
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1998

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the Transition Period from______ to ___________


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

On May 1, 1998, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 14 of all exhibits filed as a part of this report.

                             NEXTHEALTH, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE
------------------------------                                        ------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
         and December 31, 1997........................................   3

         Unaudited Consolidated Statements of Operations for the three
         months ended March 31, 1998 and 1997.........................   4

         Unaudited Consolidated Statements of Cash Flows for the three
         months ended March 31, 1998 and 1997.........................   5

         Unaudited Consolidated Statements of Changes in Stockholders'
         Equity for the three months ended March 31, 1998 ............   6

         Unaudited Notes to the Consolidated Financial Statements ....   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................  10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................  14

Item 4.  Submission of Matters to a Vote of Security Holders..........  14

Item 6.  Exhibits and Reports on Form 8-K ............................  14

Signatures ...........................................................  15

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     NEXTHEALTH, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                (000s, except share and per share amounts)

                                                           March 31,    December 31,
                                                             1998           1997
                                                           ---------    ------------
                                                           (Unaudited)
ASSETS
  Current Assets:
   Cash and equivalents . . . . . . . . . . . . . . . .     $   969      $   829
    Accounts receivable, less allowance for doubtful
     accounts of $290 and $298, respectively. . . . . .         917          954
    Prepaid expenses . . . . . . . . . . . . . .. . . .         352          232
    Other current assets . . . . . . . . . . . .. . . .         531          567
                                                            --------     --------
      Total current assets . . . . . . . . . . .  . . .       2,769        2,582

  Property and equipment, net. . . . . . . . . . . .. .      35,401       35,918
  Long-term receivables, less allowance for doubtful
   accounts of $55 and $50, respectively . . . . . . ..         165          151
  Intangible assets, less amortization of $191 and $158,
   respectively . . . . . . . . . . . . . . . . . . . .         289          322
  Other assets . . . . . . . . . . . . . . . . . . .  .          38           38
                                                            --------     --------
      Total assets . . . . . . . . . . . . . . . . . .      $38,662      $39,011
                                                            ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade. . . . . . . . . . . . . .      $   710      $   838
    Accrued expenses and other liabilities . . . . . .        6,492        6,638
                                                            --------     --------
      Total current liabilities. . . . . . . . . . . .        7,202        7,476

  Long-term debt and financing obligation  . . . . . .        9,382        9,730
                                                            --------     --------
      Total liabilities. . . . . . . . . . . . . . . .       16,584       17,206

  Stockholders' Equity:
   Preferred stock-undesignated, $.01 par value, 3,924,979
    shares authorized, no shares outstanding . . . . .           --           --
   Preferred stock, Series A, $.01 par value, 46,065 shares
    authorized; 46,065 shares outstanding at March 31, 1998
    and December 31, 1997, respectively. . . . . . . .           --           --
   Common stock, $.01 par value, 16,000,000 shares authorized;
    8,554,938 shares outstanding at March 31, 1998 and
    December 31, 1997, respectively. . . . . . . . . .           86           86
   Additional paid-in capital. . . . . . . . . . . . .       47,997       47,997
   Accumulated deficit . . . . . . . . . . . . . . . .      (26,005)     (26,278)
                                                            --------     --------
      Total stockholders' equity . . . . . . . . . . .       22,078       21,805
                                                            --------     --------
      Total liabilities and stockholders' equity . . .      $38,662      $39,011
                                                            ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                     NEXTHEALTH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (000s, except share and per share amounts)
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     1998        1997
                                                   --------     ------
Revenue:
  Net operating revenue . . . . . . . . . . . .    $  6,821   $  5,730
  Other revenue . . . . . . . . . . . . . . . .          26         68
                                                   --------   --------
      Total net revenue . . . . . . . . . . . .       6,847      5,798

Operating expenses:
  Salaries and related benefits . . . . . . . .       3,074      3,091
  General and administrative. . . . . . . . . .       2,511      2,418
  Depreciation and amortization . . . . . . . .         636        656
  Interest expense  . . . . . . . . . . . . . .         353        268
                                                   ---------   --------
      Total operating expenses  . . . . . . . .       6,574      6,433

Income (loss) before income taxes . . . . . . .         273       (635)

Income tax provision (benefit)  . . . . . . . .          --         --
                                                   ---------   --------
Net income (loss) . . . . . . . . . . . . . . .    $    273    $  (635)
                                                   =========   ========
Shares used in diluted per share
  calculation . . . . . . . . . . . . . . . . .    13,181,358  8,554,938
                                                   =========   =========
Shares used in basic per share
  calculation . . . . . . . . . . . . . . . . .     8,554,938  8,554,938
                                                   =========   =========
Diluted income (loss) per common
  share. . .  . . . . . . . . . . . . . . . . .    $      .02  $    (.07)
                                                   ==========  =========
Basic income (loss) per common
  share. . .  . . . . . . . . . . . . . . . . .    $      .03  $    (.07)
                                                   ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                  NEXTHEALTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000s)
                             (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1998        1997
                                                         ------      ------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . .     $  273      $( 635)
  Adjustments to reconcile net income (loss) to cash
   provided by (used) in operating activities:
    Depreciation and amortization. . . . . . . . . .        660         681
    Provision for bad debts  . . . . . . . . . . . .         51         123
    Minority Interest  . . . . . . . . . . . . . . .         15          14
Changes in operating assets and liabilities:
  Decrease (increase) in assets:
    Accounts receivable  . . . . . . . . . . . . . .        (27)       (212)
    Other assets . . . . . . . . . . . . . . . . . .        (84)        436
  Increase (decrease) in liabilities:
    Accounts payable, accrued expenses
     and other liabilities . . . . . . . . . . . . .       (290)     (1,090)
                                                        --------     -------
Net cash provided by (used in) operating activities.        598      (  683)

Cash flows from investing activities:
  Purchase of property and equipment  . . . . . . .         (86)       ( 94)
                                                        --------     -------
Net cash used in investing activities . . . . . . .         (86)        (94)

Cash flows from financing activities:
  Reduction of long-term borrowings and
   financing obligation . . . . . . . . . . . . . .        (372)        ( 7)
                                                        --------     -------
Net cash used in financing activities . . . . . . .        (372)        ( 7)
                                                        --------     -------

Net increase (decrease) in cash and
 equivalents  . . . . . . . . . . . . . . . . . . .         140      (  784)

Cash and equivalents at beginning of period . . . .         829       1,373
                                                        --------     -------

Cash and equivalents at end of period . . . . . . .     $   969      $  589
                                                        ========     =======

The accompanying notes are an integral part of the consolidated financial statements.

                    NEXTHEALTH, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (000s, except share amounts)
                               (Unaudited)


                          Common Stock      Additional                  Total
                         --------------       Paid-in   Accumulated  Stockholder's
                         Cost     Shares      Capital      Deficit     Equity
                         ----   --------    ----------  -----------  -----------
Balance at
 December 31, 1997       $ 86   8,554,938   $  47,997   $ (26,278)   $  21,805

Net income for the
 three months ended
 March 31, 1998            --          --          --         273          273
                         -----  ---------   ---------   ----------   ----------
Balance at
 March 31, 1998          $ 86   8,554,938   $  47,997   $ (26,005)   $  22,078
                         =====  =========   =========   ==========   ==========

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

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC, owns Sierra Tucson(TM), ("Sierra Tucson") an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Healthstyles, Inc. d/b/a Miraval(TM) ("Miraval"), is a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment.


NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying interim consolidated financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 3 - NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously computed fully diluted earnings per share. The net income (loss) per share amounts previously reported by the Company are now reported as basic income (loss) per share, as such amounts were historically calculated excluding the dilutive (or anti-dilutive) effect of options, warrants and convertible securities. Diluted earnings per share are equal to basic earnings per share for the period ending March 31, 1997, as the effect of all applicable securities is anti-dilutive (decrease the loss per share amount). Shares used in the diluted per share calculation for the period ending March 31, 1998 are as stated below:

          Common shares                   8,554,938
          Convertible preferred shares    4,606,500
          Dilutive options                   19,920
                                         ----------
          Diluted shares                 13,181,358
                                         ==========

NOTE 4 - SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has elected to voluntarily provide segment disclosures in its interim financial statements in the initial year of application.

The Company operates in two principal business segments; Treatment, and Health and Leisure through which it provides both health care and wellness and preventive health services. The Treatment segment, Sierra Tucson, is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis. Substantially all revenues are derived from inpatient charges, therapy, professional fees and pharmacy charges. The Health and Leisure segment, Miraval, offers a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment. Substantially all revenues result from guest bookings, group bookings and retail charges. No single customer accounted for more than 10% of either of the principal business segment's revenue in the period ending March 31, 1998 or 1997.

Information about the Company's operations in different business segments for the period ending March 31, 1998 and 1997 is as follows:

                                                    Corporate
                                        Health &       and
                           Treatment    Leisure    Other Items   Consolidated
                           ---------    --------   -----------   ------------
                                               1998
                           --------------------------------------------------
Total Revenue              $ 2,943      $ 3,878     $     26      $  6,847

Income (loss) before
 income tax benefit            756          227       (  710)          273

Identifiable assets          4,191       30,078        4,393        38,662

Capital expenditures            29           57            0            86

Depreciation & amortization
 expense                        76          495           65           636

Interest expense                 0            0          353           353

                                                1997
                            ------------------------------------------------
Total Revenue              $ 2,890      $ 2,883      $    25      $  5,798

Income (loss) before
 income tax benefit            711         (548)      (  798)         (635)

Identifiable assets          4,701       31,144        4,127        39,972

Capital expenditures and
 intersegment transfers,net    394          506       (  806)           94

Depreciation & amortization
 expense                        97          488           71           656

Interest expense                 0            0          268           268

NOTE 5- INCOME TAXES

No provision for income taxes was recorded in the three-month period ended March 31, 1998 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 6 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. At present, the Company does not have any account balances which cause comprehensive income (loss) to differ from net income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three-month period ended March 31, 1998. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of addiction treatment and therapeutic services, as well as programs and activities for a life-changing vacation alternative in a luxury resort setting. For over ten years, the Company has developed effective treatment models which address individual wellness and quality of life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Miraval, is a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment.

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the newly emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health and leisure resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment. For the three-month period ended March 31, 1998, the Treatment segment accounted for approximately 42% of the Company's operating revenues and approximately 33% of operating expenses while the Health and Leisure segment accounted for approximately 57% of the Company's operating revenue and approximately 56% of operating expenses.

RESULTS OF OPERATIONS

Three-month period ended March 31, 1998 compared to three-month period ended March 31, 1997

The significant changes in results of operations and net cash provided by (used in) operating activities for the three-month period ended March 31, 1998, compared to the same period in 1997 are discussed below.

                                                          Three Months Ended
                                                              March 31,
                                                    -----------------------------
                                                    1998        1997     % Change
                                                    ----        ----     --------
FINANCIAL RESULTS:(000s,except per share amounts)
 Total net revenue  . . . . . . . . . . . . . . .   $ 6,847     $ 5,798     18.1 %
 Total operating expenses . . . . . . . . . . . .     6,574       6,433      2.2 %
 Net income (loss)  . . . . . . . . . . . . . . .       273     (   635)   143.0 %
 Basic income (loss) per common share . . . . . .       .03     (   .07)   142.9 %
 Net cash provided by(used in)operating activities      598     (   683)   187.6 %

OPERATING DATA:
 Patient days - Sierra Tucson . . . . . . . . . .     4,325       4,379    ( 1.2)%
 Average daily census - Sierra Tucson . . . . . .        48          49    ( 2.0)%
 Guest days - Miraval . . . . . . . . . . . . . .     8,376       7,518     11.4 %
 Average daily guest count - Miraval. . . . . . .        93          84     10.7 %

For the three-month period ended March 31, 1998, net income increased $908,000 to $273,000 and net cash provided by operating activities increased 188% resulting in net cash provided by operating activities of $598,000 compared to the same period in 1997.

Total net revenue increased $1.05 million to $6.8 million, an increase of 18% when compared to the same period in 1997. Results reflect increased revenues from the operations of both Miraval and Sierra
Tucson.

Salaries and related benefits decreased $17,000 to $3.07 million, when compared to the same period in 1997. The reductions were achieved even with the growth in revenue.

General and administrative expense increased $93,000 to $2.5 million, an increase of 3.9% when compared to the same period in 1997. The increase was related to the increased occupancy levels at Miraval.

The Company recognized a pre-tax income of $273,000 for the three month period ended March 31, 1998. No provision or benefit for income taxes was recorded during this period due to the existence of deferred tax assets not yet previously benefited.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments, proceeds from public and private equity offerings and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business.

Net cash provided by the Treatment segment's operating activities are primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three-month period ended March 31, 1998. Net cash provided by the Health and Leisure segment's operating activities are primarily affected by room occupancy, average daily rate, and seasonality. The Health and Leisure segment also provided positive cash flow to the Company's operations during the three-month period ended March 31, 1998.

Sierra Tucson continues to experience pressure from third party payors and managed care review organizations to restrict patient access to and payment for treatment services. Consequently, the Treatment segment's operational focus will be to continue to attract a high percentage of retail patients. Sierra Tucson has implemented a case management system to increase the potential for third party reimbursement of services. During this period, 52.8% of patient revenue was derived from retail payments and the remaining 47.2% from third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

Building market awareness and acceptance of a new unique vacation concept requires time. Vacation travel is a conservative purchase due to cost and the allocation of the traveler's most precious resource - leisure time. Marketing initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 61.3% for the period ended March 31, 1998. Customer acceptance plays a key role in determining these results. Management believes that as marketplace demand for the Miraval product increases, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition.

For the three-month period ended March 31, 1998, the Company had capital expenditures of approximately $86,000. At March 31, 1998, the Company's cash and equivalents were $969,000.

To meet its current liquidity requirements, the Company entered into debt and equity financing transactions which closed on November 15, 1996. The proceeds from the transactions were approximately
$12,340,000. The debt financing transaction contains certain provisions related to a standby commitment for an additional

$5,000,000, subject to compliance with certain conditions and the lender's good faith discretion. As of March 31, 1998, the Company had drawn $2.8 million on the standby commitment. To the extent that cash on hand is not sufficient to meet future operating cash requirements, and assuming compliance with all conditions, management presently believes, although there can be no assurance, that the standby funds will be available to provide the cash necessary to meet its short-term capital needs. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1998 operating losses do not exceed an amount sustainable by the standby commitment, if available. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

The Company is continuing to consider potential debt financing options to replace the existing financing agreements with AP LOM, LLC with third party lenders providing longer term financing.

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

BUSINESS OUTLOOK

Performance in the Treatment segment (Sierra Tucson) will be driven by continued cost control efforts as well as new marketing initiatives. Emphasis will be placed on increasing patient census through a combination of innovative treatment programs and focused advertising, direct mail, field sales and outbound telemarketing campaigns.

Clinically, Sierra Tucson's programs have been strengthened considerably, including a restructuring of the Eating Disorders Program, the reformatting of the Sexual Recovery/Trauma Program, and the expansion of Fitness services to provide more individual and group attention to patients. The range of treatment modalities has increased so as to offer acupuncture, EMDR (Eye Movement Desensitization Reprocessing) and cognitive behavioral approaches. With the establishment of a consulting relationship with a specialist in the area of comprehensive neuropsychological testing, Sierra Tucson's assessment and diagnostic capabilities have been expanded to meet the demand of professional review organizations such as state medical boards, state bar associations, clergy, etc. Sierra Tucson will continue its traditional marketing efforts to the referent therapist community, and look for continued growth in the number of prospective patients.

The Company is currently planning the relocation of Sierra Tucson to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993) which are currently vacant. The relocation will cost approximately $500,000 and initially provide 63 beds which is less than the current availability of 70 beds. Such a relocation will facilitate future expansion of both Sierra Tucson and Miraval should market conditions justify and capital be available for such expansions. The zoning for the property currently occupied by Sierra Tucson and Miraval was recently amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

Miraval, the Company's health and leisure resort, has been in operation since December, 1995. The resort continues to receive favorable press coverage and was named in the Top Ten Spas of the World in the September 1997 issue of Conde Nast Traveler. Other exposure includes such prestigious names as the New York Times, the Wall Street Journal, USA Today, and Good Morning America.

The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1997, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July 1997 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Management anticipates similar decreases in occupancy levels and is planning for a short-term closure in July 1998.

With the improvement of meeting facilities at Miraval, marketing initiatives, aimed at high level corporate and incentive groups, have been enhanced. The Miraval message will be delivered through a blend of direct sales and advertising -- including print, data base-driven mail, and public relations activities.

Management's strategy for Miraval is to continuously improve its unique program structure based on guest feedback. Increased focus on the return guest will play a key role in assuring that this highly desirable market segment continues to grow. Operational quality and attention to detail will be critical factors in ensuring continued word-of-mouth advertising -- the single largest source for attracting new business.

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

Miraval represents a benchmark for the new and growing trend in hospitality for lifestyle enhancing products. Although competitive market data is available for the "spa" category, Miraval's unique blending of luxury resort recreational activities with stress management and self-discovery programs clearly differentiates it from a spa. Because of Miraval's relatively short history, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. While the Company believes that there is strong consumer demand for Miraval's products and services, the historical data does not exist to be certain the current trends will continue. Management believes that the existing capital resources of the Company and the $2.2 million remaining undrawn as of March 31, 1998 under the standby commitment from the November 15, 1996 debt transaction, if available, are sufficient to meet its short-term capital needs. Advances on the standby commitment are subject to the lender's good faith discretion and compliance with applicable conditions.

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

  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

    NONE

  b)  Reports on Form 8-K

         NONE

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NextHealth, Inc.
                                     --------------------------------
                                     Registrant



DATE:  May 14, 1997                  BY: /s/ William T. O'Donnell, Jr.
                                     ---------------------------------
                                     WILLIAM T. O'DONNELL, JR.
                                     President and Chief Executive Officer


DATE:  May 14, 1997                  BY: /s/ Loree Thompson
                                     ---------------------------------
                                     LOREE THOMPSON
                                     Principal Financial & Accounting Officer