Form 10-Q/A
period 1998-03-31
NEXTHEALTH INC
filed 1998-05-15
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q/A

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

                             NEXTHEALTH, INC.
                                 FORM 10-Q/A
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

                                     NextHealth, Inc.
                                     --------------------------------
                                     Registrant



DATE:  May 14, 1998                  BY: /s/ William T. O'Donnell, Jr.
                                     ---------------------------------
                                     WILLIAM T. O'DONNELL, JR.
                                     President and Chief Executive Officer


DATE:  May 14, 1998                  BY: /s/ Loree Thompson
                                     ---------------------------------
                                     LOREE THOMPSON
                                     Principal Financial & Accounting Officer