Form 10-Q
period 1998-06-30
NEXTHEALTH INC
filed 1998-08-13
CIK 855272

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1998

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

On August 1, 1998, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 15 of all exhibits filed as a part of this report.

                             NEXTHEALTH, INC.
                                 FORM 10-Q
                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE
------------------------------                                         ----
Item 1. Financial Statements

  Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
     December 31, 1997. . . . . . . . . . . . . . . . . . . . . . .      3

  Unaudited Consolidated Statements of Operations for the three and
    six-month periods ended June 30, 1998 and 1997. . . . . . . . .      4

  Unaudited Consolidated Statements of Cash Flows for the six-month
    periods ended June 30, 1998 and 1997. . . . . . . . . . . . . .      5

  Unaudited Consolidated Statements of Changes in Stockholders'
    Equity for the six-month period ended June 30, 1998 . . . . . .      6

  Unaudited Notes to the Consolidated Financial Statements. . . . .      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . .     10


Part II - Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .     15

Item 4. Submission of Matters to a Vote of Security Holders . . . .     15

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .     15

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .     15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     NEXTHEALTH, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                (000s, except share and per share amounts)

                                                     June 30,         December 31,
                                                       1998               1997
                                                    ----------        ------------
                                                    (Unaudited)
ASSETS
  Current Assets:
   Cash and equivalents . . . . . . . . . . . .     $     747         $     829
   Accounts receivable, less allowance for doubtful
    accounts of $398 and $390, respectively . .           725               954
   Prepaid expenses . . . . . . . . . . . . . .           294               232
   Other current assets . . . . . . . . . . . .           455               567
                                                    ---------         ----------
     Total current assets . . . . . . . . . . .         2,221             2,582

  Property and equipment, net . . . . . . . . .        35,153            35,918
  Long-term receivables, less allowance for doubtful
   accounts of $52 and $50, respectively. . . .           156               151
  Intangible assets, less amortization of $223 and
   $158, respectively . . . . . . . . . . . . .           334               322
  Other assets. . . . . . . . . . . . . . . . .            38                38
                                                    ---------         ----------
     Total assets . . . . . . . . . . . . . . .     $  37,902         $  39,011
                                                    =========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade . . . . . . . . . .     $     620         $     838
    Accrued expenses and other liabilities. . .         5,947             6,638
                                                    ---------         ----------
     Total current liabilities. . . . . . . . .         6,567             7,476

  Long-term debt and financing obligation . . .         9,039             9,730
                                                    ---------         ----------
     Total liabilities. . . . . . . . . . . . .        15,606            17,206

  Stockholders' Equity:
    Preferred stock-undesignated, $.01 par value,
     3,924,979 shares authorized, no shares
     outstanding  . . . . . . . . . . . . . . .           --                 --
    Preferred stock, Series A, $.01 par value,
     46,065 shares authorized; 46,065 shares
     outstanding at June 30, 1998 and
     December 31, 1997, respectively. . . . . .           --                 --
    Common stock, $.01 par value, 16,000,000
     shares authorized; 8,554,938 shares
     outstanding at June 30, 1998 and
     December 31, 1997, respectively  . . . . .            86                86
    Additional paid-in capital. . . . . . . . .        47,997            47,997
    Accumulated deficit . . . . . . . . . . . .       (25,787)          (26,278)
                                                    ----------         ---------
     Total stockholders' equity . . . . . . . .        22,296            21,805
                                                    ----------         ---------
     Total liabilities and stockholders'equity      $  37,902          $ 39,011
                                                    ==========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                     NEXTHEALTH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (000s, except share and per share amounts)
                                (Unaudited)

                                          Three Months Ended       Six Months Ended
                                                June 30,              June 30,
                                        ----------------------   --------------------
                                         1998          1997       1998       1997
                                        ------        ------     ------     ------
Revenue:
  Net operating revenue . . . . . .     $  7,122      $ 5,359    $13,884    $ 11,089
  Other revenue . . . . . . . . . .          201          126        286         195
                                        --------      --------   -------    --------
    Total net revenue . . . . . . .        7,323        5,485     14,170      11,284

Operating expenses:
  Salaries and related benefits . .        3,385        3,080      6,459       6,171
  General and administrative. . . .        2,719        2,755      5,230       5,187
  Depreciation and amortization . .          636          651      1,272       1,308
  Interest expense  . . . . . . . .          365          264        718         518
                                        --------      --------   -------    ---------
    Total operating expenses  . . .        7,105        6,750     13,679      13,184
                                        --------      --------   -------    ---------
Income (loss) before income taxes .          218       (1,265)       491      (1,900)

Income tax provision (benefit). . .           --           --         --          --
                                        --------      --------   -------    ---------
Net income (loss) . . . . . . . . .    $     218      $(1,265)   $   491    $ (1,900)
                                       =========      ========   =======    =========
Shares used in diluted per share
  calculation . . . . . . . . . . .   13,346,559     8,554,938 13,253,883   8,554,938
                                      ==========     ========= ==========   =========
Shares used in basic per share
  calculation . . . . . . . . . . .    8,554,938     8,554,938  8,554,938   8,554,938
                                      ==========     ========= ==========   =========
Diluted income (loss) per common
  share . . . . . . . . . . . . . .   $      .02     $  (0.15)  $    0.04   $  (0.22)
                                      ==========     ========= ==========   ==========
Basic income (loss) per common
  share . . . . . . . . . . . . . .   $      .03     $  (0.15)  $    0.06   $  (0.22)
                                      ==========     ========= ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   NEXTHEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000s)
                              (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                             ---------------------
                                                               1998         1997
                                                             --------      -------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . .       $    491      $ (1,900)
  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . .          1,321         1,357
     Provision for bad debts  . . . . . . .  . . . . .            102           217
     Minority Interest  . . . . . . . . . .  . . . . .             39            30
Changes in operating assets and liabilities:
  Decrease (increase) in assets:
     Accounts receivable  . . . . . . . . . .. . . . .            123           161
     Other assets . . . . . . . . . . . . . .. . . . .          (  28)          375
  Increase (decrease) in liabilities:
     Accounts payable, accrued expenses
      and other liabilities . . . . . . . . .. . . . .           (948)       (1,499)
                                                             ---------     ---------
Net cash provided by (used in) operating activities. .          1,100        (1,259)

Cash flows from investing activities:
  Purchase of property and equipment   . . . . . . . .           (442)       (  245)
                                                             ---------     ---------
Net cash used in investing activities  . . . . . . . .           (442)       (  245)

Cash flows from financing activities:
  Proceeds from long-term borrowings . . . . . . . . .             --           600
  Reduction of long-term borrowings and
   financing obligation  . . . . . . . . . . . . . . .           (740)       (   54)
                                                             ---------     ---------
Net cash (used in) provided by financing activities. .           (740)          546
                                                             ---------     ---------
Net decrease in cash and  equivalents. . . . . . . . .          (  82)       (  958)

Cash and equivalents at beginning of period. . . . . .            829         1,373
                                                             ---------     ---------
Cash and equivalents at end of period. . . . . . . . .       $    747      $    415
                                                             =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                    NEXTHEALTH, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (000s, except share amounts)
                               (Unaudited)


                                              Additional                      Total
                         Common Stock           Paid-in     Accumulated     Stockholder's
                        Cost    Shares          Capital       Deficit         Equity
                        ----    ------        ----------    -----------     -------------
Balance at
 December 31, 1997      $ 86   8,554,938      $  47,997     $  (26,278)     $  21,805

Net income for the
 six months ended
 June 30, 1998            --         --             --             491            491
                        ----   ---------      ---------     -----------     -----------
Balance at
 June 30, 1998          $ 86   8,554,938      $  47,997     $  (25,787)     $  22,296
                        ====   =========      =========     ===========     ===========

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

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC, owns Sierra TucsonTM, ("Sierra Tucson") an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral health disorders. The Health and Leisure segment, Sierra Health-Styles, Inc., owns Miraval ("Miraval"), a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying interim consolidated financial statements as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 and 1997 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1997 and 1998, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July 1997 and for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities.

NOTE 3 - NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously computed fully diluted earnings per share. The net income (loss) per share amounts previously reported by the Company are now reported as basic income (loss) per share, as such amounts were historically calculated excluding the dilutive (or anti-dilutive) effect of options, warrants and convertible securities. Diluted earnings per share are equal to basic earnings per share for the three and six-month periods ending June 30, 1997, as the effect of all applicable securities is anti-dilutive (decrease the loss per share amount). Shares used in the diluted per share calculation for the three and six-month periods ending June 30, 1998 are as stated below:

                               Three-month period          Six-month period
                               ended June 30, 1998       ended June 30, 1998
                               -------------------       -------------------
   Common shares                   8,554,938                   8,554,938
     Convertible preferred shares  4,606,500                   4,606,500
     Dilutive options                 42,206                      32,337
     Dilutive warrants               142,915                      60,108
                                  -----------                ------------
     Diluted shares               13,346,559                  13,253,883
                                  ===========                ============

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

The Company operates in two principal business segments; Treatment, and Health and Leisure through which it provides both health care and wellness and preventive health services. The Treatment segment, Sierra Tucson, is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis. Substantially all revenues are derived from inpatient charges, therapy, professional fees and pharmacy charges. The Health and Leisure segment, Miraval, offers a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment. Substantially all revenues result from guest bookings, group bookings and retail charges. No single customer accounted for more than 10% of either of the principal business segment's revenue in the period ending June 30, 1998 or 1997.

Information about the Company's operations in different business segments for the three and six-month periods ending June 30, 1998 and 1997 is as follows:

                                                   Corporate
                                        Health &       and
                              Treatment  Leisure   Other Items   Consolidated
                              --------- --------   -----------   ------------
                                Three-month period ended June 30, 1998
                              -----------------------------------------------
Total Revenue                 $ 3,616   $  3,564   $    143       $   7,323

Income (loss) before            1,170    (   358)    (  594)            218
 income tax benefit

Identifiable assets             4,174     29,504      4,224          37,902

Capital expenditures              246        109          1             356

Depreciation & amortization        73        499         64             636
 expense

Interest expense                    1          0        364             365

                                    Six-month period ended June 30, 1998
                               ----------------------------------------------
Total Revenue                 $ 6,558   $  7,442   $    170       $  14,170

Income (loss) before            1,926    (   130)    (1,305)            491
 income tax benefit

Identifiable assets             4,174     29,504      4,224          37,902

Capital expenditures              275        166          1             442

Depreciation & amortization       149        994        129           1,272
 expense

Interest expense                    1          0        717             718

                                                      Corporate
                                          Health &       and
                              Treatment    Leisure   Other Items    Consolidated
                              ---------   --------   -----------    ------------
                                   Three-month period ended June 30, 1997
                              --------------------------------------------------
Total Revenue                 $ 3,012      $  2,408   $    65        $   5,485

Income (loss) before              800       ( 1,251)    ( 814)          (1,265)
 income tax benefit

Identifiable assets             4,422        30,697     3,772           38,891

Capital expenditures               11           102        38              151

Depreciation & amortization        94           490        67              651
 expense

Interest expense                    1             0       263              264

                                    Six-month period ended June 30, 1997
                               -------------------------------------------------
Total Revenue                 $ 5,903      $  5,290   $    91        $  11,284

Income (loss) before            1,512        (1,799)   (1,613)          (1,900)
 income tax benefit

Identifiable assets             4,422        30,697     3,772           38,891

Capital expenditures and           64           169        12              245
 intersegment transfers, net

Depreciation & amortization       193           978       137            1,308
 expense

Interest expense                    1             0       517              518

NOTE 5- INCOME TAXES

No provision for income taxes was recorded in the three or six-month periods ended June 30, 1998 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 6 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. At present, the Company does not have any account balances which cause comprehensive income (loss) to differ from net income (loss).

NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified to conform to the presentation used in second quarter 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six-month periods ended June 30, 1998. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

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

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health and leisure resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment. For the six-month period ended June 30, 1998, the Treatment segment accounted for approximately 46% of the Company's operating revenues and approximately 34% of operating expenses while the Health and Leisure segment accounted for approximately 53% of the Company's operating revenue and approximately 55% of operating expenses.

RESULTS OF OPERATIONS

Three-month period ended June 30, 1998 compared to three-month period ended June 30, 1997

The significant changes in results of operations and net cash provided by (used in) operating activities for the three-month period ended June 30, 1998, compared to the same period in 1997 are discussed below.

                                                        Three Months Ended
                                                             June 30,
                                               ----------------------------------
                                               1998          1997       % Change
                                               ----          ----       ---------
Financial results:
(000s, except per share amounts)
  Total net revenue  . . . . . . . . . . .     $ 7,323       $ 5,485       33.5 %
  Total operating expenses . . . . . . . .       7,105         6,750        5.3 %
  Net income (loss)  . . . . . . . . . . .         218        (1,265)        --
  Basic income (loss) per common share . .         .03        ( 0.15)        --
  Net cash provided by (used in) . . . . .         502        (  576)        --
   operating activities

Operating data:
  Patient days - Sierra Tucson . . . . . .       5,379         4,486       20.0 %
  Average daily census - Sierra Tucson . .          59            49       20.4 %
  Guest days - Miraval . . . . . . . . . .       9,624         6,938       38.7 %
  Average daily guest count - Miraval. . .         106            76       39.5 %
  Room occupancy - Miraval . . . . . . . .        65.9%         50.4%      30.8 %

For the three-month period ended June 30, 1998, net income increased to $218,000 compared to a net loss of $1.3 million for the same period of 1997; an improvement of $1.5 million. Net cash provided by operating activities increased to $502,000 compared to net cash used in operating activities of $576,000 in second quarter 1997; a $1.1 million improvement.

Total net revenue increased $1.8 million to $7.3 million, an increase of 33.5% when compared to the same period in 1997. Results reflect increased revenues from the operations of both Miraval and Sierra
Tucson.

Salaries and related benefits increased $305,000 to $3.4 million, when compared to the same period in 1997. The increase was attributable to staffing adjustments related to higher occupancy at Miraval and increased census at Sierra Tucson.

General and administrative expense decreased $36,000 to $2.7 million, a decrease of 1.3% when compared to the same period in 1997. The decrease reflects continued Company-wide cost control efforts.

Interest expense increased $101,000 to $365,000 due to additional draws under the stand-by loan commitment and an increase in interest rate in November 1997 to 11% from 10%.

The Company recognized a pre-tax income of $218,000 for the three month period ended June 30, 1998. No provision or benefit for income taxes was recorded during this period due to the existence of deferred tax assets not yet previously benefited.

Six-month period ended June 30, 1998 compared to six-month period ended June 30, 1997

The significant changes in results of operations and net cash provided by (used in) operating activities for the six-month period ended June 30, 1998, compared to the same period in 1997 are discussed below.

                                                           Six Months Ended
                                                                June 30,
                                               ------------------------------------
                                               1998          1997          % Change
                                               ----          ----          --------
Financial results:
(000's except per share amounts)
  Total net revenue . . . . . . . . . . .      $ 14,170      $ 11,284        25.6%
  Total operating expenses. . . . . . . .        13,679        13,184         3.8%
  Net income (loss) . . . . . . . . . . .           491      (  1,900)        --
  Basic income (loss) per common share. .           .06      (   0.22)        --
  Net cash provided by (used in). . . . .         1,100      (  1,259)        --
    operating activities

Operating data:
  Patient days - Sierra Tucson. . . . . .         9,704         8,865         9.5%
  Average daily census - Sierra Tucson. .            54            49        10.2%
  Guest days - Miraval. . . . . . . . . .        18,000        14,380        25.2%
  Average daily guest count - Miraval . .            99            79        25.3%
  Room occupancy - Miraval. . . . . . . .          63.6%         52.3%       21.6%

For the six-month period ended June 30, 1998, net income increased $2.4 million to $491,000 compared to a net loss of $1.9 million for the same period of 1997. Net cash provided by operating activities increased to $1.1 compared to net cash used in operating activities of $1.3 million; a $2.4 million improvement over the same period of 1997.

Total net revenue for the six-month period ended June 30, 1998 increased $2.9 million, or 25.6% to $14.2 million when compared to the same period of 1997. The increase is attributable to a 41% increase in net revenue at Miraval and an 11.0% net revenue increase at Sierra Tucson.

Salaries and related benefits increased $288,000 to $6.5 million or 4.7% when compared to 1997. The increase is due primarily to staffing adjustments related to increased utilization at both Miraval and Sierra Tucson.

General and administrative expense increased $42,000 or 0.8% to $5.2 million when compared to the same period in 1997.

Interest expense increased $200,000 to $718,000 when compared to the same period in 1997, due to additional draws under the stand-by loan commitment and an increase in interest rate in November 1997 to 11% from 10%.

The Company recognized a pre-tax income of $491,000 for the six-month period ended June 30, 1998. No provision or benefit for income taxes was recorded during this period due to the existence of deferred tax assets not yet previously benefitted.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been net cash provided by the operating activities of the Treatment segment and the Health and Leisure segment, funds generated from the sale of investments, proceeds from public and private equity offerings and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business.

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day.
This segment contributed positive cash flow to the Company's operations during the three and six-month periods ended June 30, 1998. Net cash provided by the Health and Leisure segment's operating activities is primarily affected by room occupancy, average daily rate, and seasonality. Although the Health and Leisure segment operated at a negative cash flow during the three-month period ended June 30, 1998, it provided positive cash flow to the Company's operations during the six-month period ended June 30, 1998.

Sierra Tucson continues to experience pressure from third party payors and managed care review organizations to restrict patient access to and payment for treatment services. Consequently, the Treatment segment's operational focus will be to continue to attempt to attract a high percentage of retail patients. Sierra Tucson has implemented a case management system to increase the potential for third party reimbursement of services. During this period, 48% of patient revenue was derived from retail payments and the remaining 52% from third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements.

Building market awareness and acceptance of a new unique vacation concept requires time. Vacation travel is a conservative purchase due to cost and the allocation of the traveler's most precious resource - leisure time. Marketing initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 65.9% for the three-month period ended June 30, 1998. Customer acceptance plays a key role in determining these results. Management believes that as marketplace demand for the Miraval product increases, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition.

For the three-month period ended June 30, 1998, the Company had capital expenditures of approximately $442,000. The expenditures were primarily related to the relocation of Sierra Tucson to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). At June 30, 1998, the Company's cash and equivalents were $747,000.

On August 11, 1998, the Company (through its principal subsidiaries) completed a debt refinancing loan agreement with Lehman Brothers Holdings, Inc. The amount of the three-year loan is $14 million, of which $2.0 million is reserved for working capital ($1.0 million) and for capital improvements ($1.0 million). $700,000 of the working capital portion will be available in 1998 and $300,000 in 1999.
Proceeds from the transaction will also be used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC, the holder of the Company's outstanding Series A Preferred Stock. (See Part II,
Item 5 - Other Information) Management believes that funds from operations combined with the funds available from the Lehman transaction will provide the cash necessary to meet its short-term capital needs. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1998 operating losses do not exceed an amount sustainable by these funds. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

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

In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The relocation will initially provide 63 beds which is less than the previous availability of 70 beds. The relocation will facilitate future expansion of both Sierra Tucson and Miraval should market conditions justify and capital be available for such expansions. Zoning for the property currently occupied by Miraval and the property previously occupied by Sierra Tucson was recently amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

Miraval, the Company's health and leisure resort, has been in operation since December, 1995. The resort continues to receive favorable press coverage and was named in the Top Ten Spas of the World in the September 1997 issue of Conde Nast Traveler. Other exposure includes such prestigious names as the New York Times, the Wall Street Journal, USA Today, and Good Morning America.

The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1997 and 1998, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July 1997 and for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities.

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

Cost containment measures will continue to be a critical management objective. Management believes that variable staffing relative to seasonal occupancy fluctuations, a more structured program format, and focusing on all aspects of operational quality should allow the Company to further improve efficiencies and cash flow.

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

Miraval represents a benchmark for the new and growing trend in hospitality for lifestyle enhancing products. Although competitive market data is available for the "spa" category, Miraval's unique blending of luxury resort recreational activities with stress management and self-discovery programs clearly differentiates it from a spa. Because of Miraval's relatively short history, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. While the Company believes that there is strong consumer demand for Miraval's products and services, the historical data does not exist to be certain the current trends will continue. Management believes that the existing capital resources of the Company combined with the funds provided by the Lehman transaction, are sufficient to meet its short-term capital needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 21, 1998. The Company's stockholders elected Mr. William T. O'Donnell, Jr. and Mr. Stephen L. Berger as directors, selected Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1998, and approved an amendment to the Non-Employee Directors Stock Option Plan to increase the number of shares available in the Plan by an additional 300,000 shares.

ITEM 5.  OTHER INFORMATION

On August 11, 1998, the Company's principal subsidiaries, Sierra HealthStyles, Inc., a Delaware corporation ("HealthStyles"), and Sierra Tucson, LLC, a Delaware limited liability company ("Sierra"), borrowed the aggregate amount of $14,000,000 (the "Loan") from Lehman Brothers Holdings Inc. ("Lender"). $12,000,000 of the Loan was funded at closing, of which $11,100,000 was used to satisfy the Company's indebtedness to AP LOM, LLC. HealthStyles owns the real property and other assets comprising Miraval, and Sierra owns the assets comprising Sierra Tucson. Approximately $1,000,000 of the Loan will be available for working capital in 1998 and 1999, and $1,000,000 will be available for capital improvements to Sierra Tucson and Miraval.

The Loan matures in three (3) years, bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The LIBOR rate at date of closing was 5.65%.

The Loan is secured by a first lien against all real and personal property of HealthStyles and will be guaranteed by the assets of Sierra. It is also partially guaranteed (to the extent of liability arising by reason of certain exclusions to the non-recourse provisions of the loan) by the Company and to a more limited extent by Apollo Real Estate Investment Fund II, L.P. ("Apollo"). Apollo, an affiliate of AP NH, LLC, the holder of the outstanding Series A Preferred Stock of the Company, received a fee in the amount of $140,000 in consideration of its guarantee.

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

                                       NextHealth, Inc.
                                       --------------------------------
                                       Registrant


DATE: August  13, 1998                 BY:  /s/ William T. O'Donnell, Jr.
                                       ----------------------------------
                                       WILLIAM T. O'DONNELL, JR.
                                       President and Chief Executive Officer



DATE: August 13, 1998                  BY:  /s/ Loree Thompson
                                       ----------------------------------
                                       LOREE THOMPSON
                                       Principal Financial and
                                        Accounting Officer