Form 10-Q/A
period 1998-06-30
NEXTHEALTH INC
filed 1998-09-18
CIK 855272

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-QA/NO.1

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

                             NEXTHEALTH, INC.
                              FORM 10-QA/NO.1
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       10.86 Loan Agreement made by Sierra Health-Styles, Inc., and
             Sierra Tucson, L.L.C. in favor of Lehman Brothers Holdings Inc.

       10.87 Mortgage Note made by Sierra Health-Styles, Inc., and Sierra Tucson, L.L.C. in favor of Lehman Brothers Holdings Inc.


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

                                       NextHealth, Inc.
                                       --------------------------------
                                       Registrant


DATE: September 17, 1998               BY:  /s/ William T. O'Donnell, Jr.
                                       ----------------------------------
                                       WILLIAM T. O'DONNELL, JR.
                                       President and Chief Executive Officer



DATE: September 17, 1998               BY:  /s/ Loree Thompson
                                       ----------------------------------
                                       LOREE THOMPSON
                                       Principal Financial and
                                        Accounting Officer