Form 10-Q
period 1998-09-30
NEXTHEALTH INC
filed 1998-11-12
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 1998

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

On November 1, 1998, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 16 of all exhibits filed as a part of this report.

                         NEXTHEALTH, INC.
                            FORM 10-Q
                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                               PAGE
------------------------------                               ----
Item 1.   Financial Statements

  Consolidated Balance Sheets as of September 30, 1998
  (unaudited) and December 31, 1997 . . . . . . . . . . . .     3

  Unaudited Consolidated Statements of Operations for the
  three and nine-month periods ended September 30, 1998
  and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .    4

  Unaudited Consolidated Statements of Cash Flows for the
  nine-month periods ended September 30, 1998 and 1997 . . .    5

  Unaudited Consolidated Statements of Changes in
  Stockholders' Equity for the nine-month period ended
  September 30, 1998   . . . . . . . . . . . . . . . . . . .    6

  Unaudited Notes to the Consolidated Financial Statements .    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . .  . . .   10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . .   16

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .   16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   17

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                NEXTHEALTH, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            (000s, except share and per share amounts)

                                                   September 30,  December 31,
                                                      1998            1997
                                                   ------------   ------------
                                                   (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents  . . . . . . . . . . . .   $  1,112       $  829
    Accounts receivable,less allowance for doubtful
     accounts of $434 and $390, respectively. . .        679          954
    Prepaid expenses  . . . . . . . . . . . . . .        289          232
    Other current assets  . . . . . . . . . . . .        501          567
                                                    ---------     --------
      Total current assets. . . . . . . . . . . .      2,581        2,582

  Property and equipment, net . . . . . . . . . .     34,864       35,918
  Long-term receivables, less allowance for doubtful
   accounts of $53 and $50, respectively  . . . .        160          151
  Intangible assets, less amortization of $48 and
   $158, respectively . . . . . . . . . . . . . .        654          322
  Other assets. . . . . . . . . . . . . . . . . .         31           38
                                                    ---------    ---------
       Total assets . . . . . . . . . . . . . . .    $38,290      $39,011
                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade . . . . . . . . . . .    $   661      $   838
    Accrued expenses and other liabilities. . . .      3,698        6,638
                                                    ---------    ---------
       Total current liabilities. . . . . . . . .      4,359        7,476

  Long-term debt and financing obligation . . . .     12,705        9,730
                                                    ---------    ---------
       Total liabilities  . . . . . . . . . . . .     17,064       17,206

  Stockholders' Equity:
    Preferred stock - undesignated, $.01 par value,
     3,924,979 shares authorized, no shares
     outstanding  . . . . . . . . . . . . . . . .         --           --
    Preferred stock, Series A, $.01 par value,
     46,065 shares authorized; 46,065 shares
     outstanding at September 30, 1998 and
     December 31, 1997, respectively .. . . . . .         --           --
    Common stock, $.01 par value, 16,000,000 shares
     authorized; 8,554,938 shares outstanding at
     September 30, 1998 and December 31, 1997,
     respectively . . . . . . . . . . . . . . . .         86           86
    Additional paid-in capital  . . . . . . . . .     47,997       47,997
    Accumulated deficit.  . . . . . . . . . . . .    (26,857)     (26,278)
                                                     ---------    ---------
   Total stockholders' equity   . . . . . . . . .     21,226       21,805
                                                     ---------    ---------
   Total liabilities and stockholders' equity . .    $38,290      $39,011
                                                     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                NEXTHEALTH, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (000s, except share and per share amounts)
                           (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     ------------------     -----------------
                                     1998         1997      1998       1997
                                     ----         ----      ----       ----
Revenue:
  Net operating revenue . . . . .   $ 5,385      $ 3,681   $19,269    $14,770
  Other revenue . . . . . . . . .       157          129       443        323
                                    -------      -------   -------    -------
     Total net revenue. . . . . .     5,542        3,810    19,712     15,093

Operating expenses:
  Salaries and related benefits .     2,868        2,415     9,326      8,586
  General and administrative. . .     2,489        2,081     7,720      7,268
  Depreciation and amortization .       657          644     1,929      1,951
  Interest expense. . . . . . . .       334          299     1,052        817
                                    -------      -------   -------    -------
     Total operating expenses . .     6,348        5,439    20,027     18,622
                                    -------      -------   -------    -------
Loss before extraordinary item. .      (806)      (1,629)     (315)    (3,529)

Extraordinary item. . . . . . . .      (264)          --      (264)        --
                                    -------      -------   -------    -------
Net loss  . . . . . . . . . . . .   $(1,070)     $(1,629)  $  (579)   $(3,529)
                                    =======      =======   =======    =======
Shares used in basic and diluted
  per share calculation . . . . .   8,554,938   8,554,938  8,554,938  8,554,938

Basic and diluted loss per common
 share:
   Before extraordinary item. . .   $ (0.10)     $ (0.19)  $ (0.04)   $ (0.41)
   Extraordinary item . . . . . .     (0.03)          --     (0.03)        --
                                    -------      -------   -------    -------
   Net loss.  . . . . . . . . . .   $ (0.13)     $ (0.19)  $ (0.07)   $ (0.41)

The accompanying notes are an integral part of the consolidated financial statements.

                      NEXTHEALTH, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000s)
                                 (Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                    1998        1997
                                                    ----        ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . .     $  (579)    $( 3,529)
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
    Depreciation and amortization. . . . . . .       1,995        2,025
    Loss on early extinguishment of debt . . .         264           --
    Provision for bad debts  . . . . . . . . .         165          182
    Minority Interest  . . . . . . . . . . . .          58           41
Changes in operating assets and liabilities:
  Decrease (increase) in assets:
    Accounts receivable  . . . . . . . . . . .         101          343
    Other assets . . . . . . . . . . . . . . .       ( 571)         311
  Decrease in liabilities:
    Accounts payable, accrued expenses
     and other liabilities . . . . . . . . . .       ( 633)      (  771)
                                                   --------    ---------
Net cash provided by (used in) operating
 activities  . . . . . . . . . . . . . . . . .         800       (1,398)

Cash flows from investing activities:
  Purchase of property and equipment . . . . .       ( 761)      (  664)
                                                   --------    ---------
Net cash used in investing activities. . . . .       ( 761)      (  664)

Cash flows from financing activities:
  Proceeds from long-term borrowings . . . . .      12,151        1,600
  Reduction of long-term borrowings and
   financing obligation  . . . . . . . . . . .     (11,907)      (   79)
                                                  ---------    ---------
Net cash provided by financing activities. . .         244        1,521
                                                  ---------    ---------
Net increase (decrease) in cash and
 equivalents  . . . . . . . . . .. . . . . . .         283       (  541)

Cash and equivalents at beginning of period. .         829        1,373
                                                  ---------    ---------
Cash and equivalents at end of period. . . . .    $  1,112     $    832
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

                          NEXTHEALTH, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (000s, except share amounts)
                                    (Unaudited)

                                          Additional                  Total
                      Common Stock          Paid-in   Accumulated  Stockholder's
                     Cost      Shares       Capital     Deficit       Equity
                     ----      ------     ----------  -----------  -------------
Balance at
 December 31, 1997   $  86    8,554,938    $  47,997   $ (26,278)   $  21,805

Net loss for the
 nine months ended
 September 30, 1998     --           --          --        (579)         (579)
                     -----   ----------    ---------   ---------    ---------
Balance at
 September 30, 1998  $ 86     8,554,938    $  47,997   $(26,857)    $  21,226

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying interim consolidated financial statements as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1997 and 1998, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July 1997 and for three weeks in July 1998 in response to the anticipated seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities.

NOTE 3 - NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously computed fully diluted earnings per share. The net income (loss) per share amounts previously reported by the Company are now reported as basic income (loss) per share, as such amounts were historically calculated excluding the dilutive (or anti-dilutive) effect of options, warrants and convertible securities. Diluted earnings per share are equal to basic earnings per share for the three and nine-month periods ending September 30, 1998 and 1997, as the effect of all applicable securities is anti-dilutive (decrease the loss per share amount).

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

The Company operates in two principal business segments; Treatment, and Health and Leisure through which it provides both health care and wellness and preventive health services. The Treatment segment, Sierra Tucson, is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis. Substantially all revenues are derived from inpatient charges, therapy, professional fees and pharmacy charges. The Health and Leisure segment, Miraval, offers a unique vacation experience blending stress management and self-discovery programs in a luxury resort environment. Substantially all revenues result from guest bookings, group bookings and retail charges. No single customer accounted for more than 10% of either of the principal business segment's revenue in the period ending September 30, 1998 or 1997.

Information about the Company's operations in different business segments for the three and nine-month periods ending September
30, 1998 and 1997 is as follows:

                                                  Corporate
                                      Health &       and
                          Treatment    Leisure    Other Items    Consolidated
                          ---------   --------    -----------    ------------
                            Three-month period ended September 30, 1998
                          ---------------------------------------------------
Total Revenue             $ 3,532     $  1,999     $     11       $   5,542

Income (loss) before          965       (1,298)     (   473)       (    806)
 extraordinary item

Extraordinary loss             --           --      (   264)       (    264)

Net income (loss)             965      ( 1,298)     (   737)       (  1,070)

Identifiable assets         4,300       32,643        1,347          38,290

Capital expenditures and       56          262            1             319
 intersegment transfers, net

Depreciation & amortization    89          521           47             657
 expense

Interest expense              112           58          164             334

                             Nine-month period ended September 30, 1998
                          ---------------------------------------------------
Total Revenue             $10,090      $ 9,441     $    181       $  19,712

Income (loss) before        2,891      ( 1,428)      (1,778)       (    315)
 extraordinary item

Extraordinary loss             --           --       (  264)       (    264)

Net income (loss)           2,891      ( 1,428)      (2,042)       (    579)

Identifiable assets         4,300       32,643        1,347          38,290

Capital expenditures and      331          428            2             761
 intersegment transfers, net

Depreciation & amortization   238        1,515          176           1,929
 expense

Interest expense              113           58          881           1,052


                                                     Corporate
                                         Health &       and
                            Treatment    Leisure    Other Items    Consolidated
                            ---------    --------   -----------    ------------
                             Three-month period ended September 30, 1997
                            ---------------------------------------------------
Total Revenue               $ 2,736      $  1,008    $      66      $   3,810

Income (loss) before            562       ( 1,787)    (    404)        (1,629)
 income tax benefit

Identifiable assets           4,180        30,358        4,463         39,001

Capital expenditures and         27           380           12            419
 intersegment transfers, net

Depreciation & amortization      86           492           66            644
 expense

Interest expense                 --            --          299            299

                                Nine-month period ended September 30, 1997
                            --------------------------------------------------
Total Revenue               $ 8,639       $ 6,298     $    156       $ 15,093

Income (loss) before          2,074        (3,586)      (2,017)        (3,529)
 income tax benefit

Identifiable assets           4,180        30,358        4,463         39,001

Capital expenditures and         91           549           24            664
 intersegment transfers, net

Depreciation & amortization     279         1,470          202          1,951
 expense

Interest expense                  1            --          816            817

NOTE 5 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. At present, the Company does not have any account balances which cause comprehensive income (loss) to differ from net income (loss).

NOTE 6 - EXTRAORDINARY ITEM

In August 1998, the Company repaid the mortgage debt with AP LOM, LLC. The write-off of the prepaid financing costs and unamortized note discount associated with the debt are classified as an extraordinary item on the September 30, 1998 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 1998. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

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

The Company, as part of its long range plan, believes that it has positioned itself to capitalize on the emerging health and leisure segment of the health care services industry by developing Miraval, a luxury health and leisure resort providing a full range of self-discovery, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment. For the nine-month period ended September 30, 1998, the Treatment segment accounted for approximately 51.2% of the Company's operating revenues and approximately 35.9% of operating expenses while the Health and Leisure segment accounted for approximately 47.9% of the Company's operating revenue and approximately 54.3% of operating expenses.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

The significant changes in results of operations and net cash used in operating activities for the three-month period ended
September 30, 1998, compared to the same period in 1997 are discussed below.

                                                   Three Months Ended
                                                      September 30,
                                             ---------------------------------
                                               1998      1997        % Change
                                               ----      ----        --------
Financial results: (000s, except per
  share amounts)
  Total net revenue  . . . . . . . . . . .   $ 5,542     $ 3,810       45.5 %
  Total operating expenses . . . . . . . .     6,348       5,439       16.7 %
                                             -------     -------
  Net loss before extraordinary item . . .    (  806)     (1,629)      50.5 %
     Extraordinary item. . . . . . . . . .    (  264)         --        --
                                             -------     -------
  Net loss . . . . . . . . . . . . . . . .    (1,070)      1,629)      34.3 %
  Basic and diluted loss per common share:
     Before extraordinary item . . . . . .    ( 0.10)    (  0.19)      47.4 %
     Extraordinary item. . . . . . . . . .    ( 0.03)         --        --
                                             -------     -------
     Net loss. . . . . . . . . . . . . . .    ( 0.13)    (  0.19)      31.6 %
  Net cash used in operating activities. .    (  300)    (   139)    (115.8)%

Operating data:
  Patient days - Sierra Tucson . . . . . .     4,964       4,104       21.0 %
  Average daily census - Sierra Tucson . .        54          45       20.0 %
  Guest days - Miraval . . . . . . . . . .     6,707       3,504       91.4 %
  Average daily guest count - Miraval. . .        73          38       92.1 %
  Room occupancy - Miraval . . . . . . . .      46.5 %      24.8%      87.5 %

For the three-month period ended September 30, 1998, net loss before extraordinary item was $806,000. An extraordinary charge to 1998 earnings of $264,000 resulted from early retirement of long-term debt. Net loss for the quarter after extraordinary item was $1.07 million, an improvement of $559,000 or 34.3% over the same period of the previous year.

Total net revenue increased $1.7 million to $5.5 million, an increase of 45.5% when compared to the same period in 1997.
Results reflect a 98.3% net revenue increase at Miraval and a 29.3% net revenue increase at Sierra Tucson.

Salaries and related benefits increased $453,000 to $2.9 million, when compared to the same period in 1997. The increase was attributable to staffing adjustments related to higher occupancy at Miraval and increased census at Sierra Tucson, as well as costs related to the relocation of Sierra Tucson to the former adolescent facility.

General and administrative expense increased $408,000 to $2.5 million, an increase of 19.6% when compared to the same period in 1997. The increase was related to staffing adjustments due to higher occupancy at Miraval and increased census at Sierra
Tucson.

The Company recognized a pre-tax loss of $1.07 million for the three-month period ended September 30, 1998. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.


NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO NINE-MONTH
PERIOD ENDED SEPTEMBER 30, 1997

The significant changes in results of operations and net cash provided by (used in) operating activities for the nine-month period ended September 30, 1998, compared to the same period in 1997 are discussed below.

                                                   Nine Months Ended
                                                      September 30,
                                           ---------------------------------
                                           1998        1997        % Change
                                           ----        ----        --------
Financial results: (000's except
 per share amounts)
 Total net revenue . . . . . . . . . . .   $ 19,712    $ 15,093       30.6%
 Total operating expenses. . . . . . . .     20,027      18,622        7.5%
                                           --------    ---------
 Net loss before extraordinary item. . .       (315)   (  3,529)      91.1%
  Extraordinary item . . . . . . . . . .       (264)         --         --
                                           --------    ---------
 Net loss. . . . . . . . . . . . . . . .       (579)   (  3,529)      83.6%
 Basic and diluted loss per common share:
  Before extraordinary item. . . . . . .      (0.04)   (   0.41)      90.2%
  Extraordinary item . . . . . . . . . .      (0.03)         --         --
                                           --------    ---------
  Net loss . . . . . . . . . . . . . . .      (0.07)   (   0.41)      82.9%
 Net cash provided by (used in)
   operating activities. . . . . . . . .        800    (  1,398)        --

Operating data:
 Patient days - Sierra Tucson. . . . . .     14,668      12,969       13.1%
 Average daily census - Sierra Tucson. .         54          48       12.5%
 Guest days - Miraval. . . . . . . . . .     24,707      18,276       35.2%
 Average daily guest count - Miraval . .         91          67       35.8%
 Room occupancy - Miraval. . . . . . . .       57.8%       43.0%      34.4%

For the nine-month period ended September 30, 1998, loss before extraordinary item was $315,000. Loss after extraordinary item was $579,000 compared to a net loss of $3.5 million for the same period of 1997; an 83.6% improvement. Net cash provided by operating activities was $800,000 compared to net cash used in operating activities of $1.4 million for the same period of 1997.

Total net revenue for the nine-month period ended September 30, 1998 increased $4.6 million, or 30.6% to $19.7 million when compared to the same period of 1997. The increase is attributable to a 50% increase in net revenue at Miraval and a 16.8% net revenue increase at Sierra Tucson.

Salaries and related benefits increased $740,000 to $9.3 million or 8.6% when compared to 1997. The increase is due primarily to staffing adjustments related to increased utilization at both Miraval and Sierra Tucson, as well as costs related to the move of Sierra Tucson to the former adolescent facility.

General and administrative expense increased $452,000 or 6.2% to $7.7 million when compared to the same period in 1997. The increase was related to staffing adjustments due to higher occupancy at Miraval and increased census at Sierra Tucson.

Interest expense increased $235,000 to $1.1 million when compared to the same period in 1997, due to increased debt and a scheduled increase in the adjustable interest rate.

The Company recognized a pre-tax loss of $579,000 for the nine-month period ended September 30, 1998. No provision or benefit for income taxes was recorded during this period. The Company will be able to carry forward the current period loss to offset future tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been net cash provided by the operating activities of the Treatment segment and the Health and Leisure segment, funds generated from the sale of investments, proceeds from public and private equity offerings and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and nine-month periods ended September 30, 1998.

Sierra Tucson's operational focus will be to continue to attempt to attract a high percentage of retail patients. Although Sierra Tucson continues to experience pressure from third party payors and managed care review organizations to restrict patient access to and payment for treatment services, Sierra Tucson's implementation of a case management system has increased the potential for third party reimbursement of services. During this period, 49.5% of patient revenue was derived from retail payments and the remaining 50.5% from third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements as well as to offset some of the negative cash flow of the Health and Leisure segment.

Building market awareness and acceptance of a new unique vacation concept requires time. Vacation travel is a conservative purchase due to cost and the allocation of the traveler's most precious resource - leisure time. Marketing initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 46.5% for the three-month period ended September 30, 1998.

Customer acceptance plays a key role in determining these results. Management believes that as marketplace demand for the Miraval product increases, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition, although it operated at a negative cash flow during the three and nine-month periods ended September 30, 1998.

For the three-month period ended September 30, 1998, the Company had capital expenditures of approximately $319,000. The expenditures were primarily related to the relocation of Sierra Tucson to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). At September 30, 1998, the Company's cash and equivalents were $1,112,000.

On August 11, 1998, the Company's principal subsidiaries, Sierra Health-Styles, Inc., a Delaware corporation ("Miraval"), and Sierra Tucson, LLC, a Delaware limited liability company ("Sierra Tucson"), completed a debt refinancing loan agreement with Lehman Brothers Holdings, Inc. The amount of the three-year loan is $14 million, of which $2.0 million is reserved for working capital ($1.0 million) and for capital improvements ($1.0 million). $700,000 of the working capital portion will be available in 1998 and $300,000 in 1999. As of October 31, 1998, $200,000 has been drawn from the capital improvements reserve. Proceeds from the transaction were also used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan matures in three (3) years, bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The LIBOR rate at the date of closing was 5.65%. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate. The maximum rate to be paid by the Company is 10.5%.

The loan is secured by a first lien against all real and personal property of Miraval and is guaranteed by the assets of Sierra
Tucson. It is also partially guaranteed (to the extent of liability arising by reason of certain exclusions to the non-recourse provisions of the loan) by the Company and to a more limited extent by Apollo Real Estate Investment Fund II, L.P.
("Apollo"). Apollo, an affiliate of APNH, received a fee in the amount of $140,000 in consideration of its guarantee.

Management believes that funds from operations combined with the funds available from the Lehman transaction will provide the cash necessary to meet its short-term capital needs. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure that 1998 operating losses do not exceed an amount sustainable by these funds. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

In order to address Year 2000 issues, the Company has established a committee consisting of representatives from both the Treatment segment and the Health and Leisure segment. The committee's approach will be to follow four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that the most significant issues are with the hospital systems for tracking patient data and the telephone voice mail system at both Sierra Tucson and Miraval. Upgrades are available for these systems. Efforts are focusing on ways in which to bring these systems into compliance and on developing contingency plans to address the most likely worst case scenario.

The committee has also identified third party vendors who have direct interfaces and third party vendors upon whom the Company relies for providing various services. The Company is in the process of sending inquiries to these third party vendors in an effort to determine whether their systems will be Year 2000 compliant by December 31, 1999. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

The Company presently estimates the cost (including both software and hardware) to correct the Year 2000 problem to be immaterial to the financial position, results of operations or cash flows of the Company.

BUSINESS OUTLOOK

Performance in the Treatment segment (Sierra Tucson) will be driven by continued cost control efforts as well as new marketing initiatives. Emphasis will be placed on increasing patient census through a combination of innovative treatment programs and focused advertising, direct mail, field sales and outbound telemarketing campaigns. In addition, effective September 1, 1998, Sierra Tucson initiated a rate increase.

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

In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on State Lease Land, and in October 1998, the Company entered into a 50-year lease agreement for the property with the Arizona State Land Department. Buildings at the facility are leased from a related party, ODE, L.L.C. The Sierra Tucson relocation initially provided 63 beds which is less than the previous availability of 70 beds. The relocation will facilitate future expansion of both Sierra Tucson and Miraval should market conditions justify and capital be available for such expansions. Zoning for the property currently occupied by Miraval and the property previously occupied by Sierra Tucson was recently amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

Miraval, the Company's health and leisure resort, has been in operation since December, 1995. The resort continues to receive favorable publicity and was recently rated Number 4 in the November 1998 Conde Nast Traveler magazine readers' choice poll. In addition, Miraval was rated Number 8 of the top spas in the United States by Travel and Leisure magazine with a second place rating for best value (ratings were published in the October 1998 issue). Other exposure includes such prestigious names as the New York Times, the Wall Street Journal, USA Today, New Age magazine, Working Woman magazine and Good Morning America.

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

                                      NextHealth, Inc.
                                     -------------------------------------
                                      Registrant

DATE:   November 12, 1998            BY: /s/ William T. O'Donnell, Jr.
                                     -------------------------------------
                                      WILLIAM T. O'DONNELL, JR.
                                      President and Chief Executive Officer


DATE:   November 12, 1998            BY: /s/ Loree Thompson
                                     -------------------------------------
                                      LOREE THOMPSON
                                      Principal Financial and
                                       Accounting Officer