Form 10-K405
period 1998-12-31
NEXTHEALTH INC
filed 1999-04-01
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                   Commission File Number: 0-17969

                             NEXTHEALTH, INC.
         ---------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)

      Delaware                                   86-0589712
--------------------------                      ------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

16600 N. Lago Del Oro Parkway, Tucson, Arizona                 85739
----------------------------------------------                 -----
(Address of Principal Executive Offices)                    (Zip Code)

                               (520) 792-5800
                     --------------------------------
             (Registrant's Telephone Number, including Area Code)

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

On March 12, 1999, the aggregate market value of voting common stock held by non-affiliates of the registrant was $7,223,093 based on the closing price of the registrant's common stock as reported on The Nasdaq Stock Market on such date. For purposes of the preceding sentence only, all directors and executive officers of the registrant are assumed to be affiliates.

On March 12, 1999, there were 8,554,938 shares of the registrant's Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 27, 1999.

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

                          TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I
  Item 1.  Business.............................................      3
  Item 2.  Properties...........................................      5
  Item 3.  Legal Proceedings....................................      6
  Item 4.  Submission of Matters to a Vote of Security Holders..      6

PART II
  Item 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters..................................      7
  Item 6.  Selected Financial Data..............................      8
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................      9
  Item 7A. Quantitative and Qualitative Disclosure About
           Market Risk..........................................     14
  Item 8.  Financial Statements and Supplementary Data..........     15
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................     33

PART III
  Item 10. Directors and Executive Officers of the Registrant...     34
  Item 11. Executive Compensation ..............................     34
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management.......................................     34
  Item 13. Certain Relationships and Related Transactions.......     34

PART IV
  Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..................................     35

                              PART I

ITEM 1.  BUSINESS

NextHealth, Inc.

     NextHealth, Inc. (the "Company") is a leading provider of addiction treatment and therapeutic services, and a provider of programs and activities for a life-changing vacation alternative in a luxury resort setting. For over ten years, the Company has developed effective programs and services which address individual quality-of-life issues through a whole person, mind-body approach.

     NextHealth, Inc., formerly Sierra Tucson Companies, Inc., was incorporated in Delaware in August 1989 and, as the result of a merger effective in September 1989, is the successor to an Arizona corporation which was originally formed in 1983. In September 1995, the Company changed its name to NextHealth, Inc., to reflect an expanded scope of operations as well as to establish separate identities for the parent company and each of its subsidiaries. The Company currently operates therapeutic treatment programs as well as lifestyle management and self-discovery programs pursuant to a business strategy which concentrates on identifying emerging revenue and growth opportunities.

     The Company operates in two distinct business segments which are located at separate facilities in the foothills of the Santa Catalina Mountains northwest of Tucson, Arizona. The Treatment segment, Sierra Tucson, LLC, a Delaware limited liability company ("ST, LLC"), owns Sierra Tucson(TM)("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc., a Delaware corporation ("Healthstyles, Inc."),owns Miraval(TM)("Miraval"), a unique vacation experience blending stress management, self-discovery and recreational activities in a luxury health and leisure resort environment.

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

Sierra Tucson

     Sierra Tucson is a 63-bed inpatient, state licensed special psychiatric hospital and behavioral health care center engaged in the treatment of addictions and mental health disorders. Sierra Tucson provides medical services and programs that reach beyond standard alcohol and drug addiction treatments. These programs include the treatment of dual diagnosis, eating disorders, major depression, post-traumatic stress disorder, and treatment for gambling and sexual disorders.

     Sierra Tucson offers a safe, individualized treatment experience based on the Sierra Model(TM), which was conceived and designed to treat the whole person utilizing a bio-psycho-social-spiritual approach. The Sierra Model integrates philosophies and practices from the medical and therapeutic communities, family systems theory and the Twelve Steps philosophy. Sierra Tucson's individualized treatment plans are developed and maintained by experienced, clinical professionals. Every program at Sierra Tucson is shaped by the philosophy of the Sierra Model, addressing both causes and symptoms, thereby assuring the greatest possible chance for long-term recovery. Since its inception, over 12,500 patients and nearly 32,000 family members have participated in Sierra Tucson programs. Sierra Tucson is licensed by the Arizona Department of Health Services and accredited by the Joint Commission on Accreditation of Healthcare Organizations.

     In order to facilitate its operations and strengthen its identity as a separate and distinct business operation, on November 13, 1996, the business and assets of Sierra Tucson, Inc. ("STI") were sold to ST, LLC. The purchase is evidenced by ST, LLC's non-negotiable promissory note which is secured by a security interest in the assets of STI. The Company is the manager of and owns a 98% interest in ST, LLC; the remaining 2% is owned by AP NH, LLC (a Delaware limited liability company), the holder of the Company's Series A preferred stock as described below in the Stockholders' Equity section of Notes to the Consolidated Financial Statements.

Miraval

     With the creation of Miraval, the Company entered the wellness and preventive health services category, a strategic diversification focusing on upscale, retail consumer markets. The Company's decision to enter these markets was based upon concept development, market research and consumer testing.

     Miraval combines elements of stress management, self-discovery and recreational activities in a luxury health and leisure resort environment. By incorporating educational programs such as mind/body and lifestyle management, Miraval provides an innovative approach to managing the pressures of everyday life. Services and amenities are designed to provide guests with unique skills to enhance wellness and to learn enjoyable approaches for creating a sense of well being. Guests are provided with the opportunity to create a custom-tailored program designed to meet their goals for stress reduction, relaxation and fitness. Programs offer both group and individual participation with expert facilitators. Miraval presently has 106 guest rooms.

     In August, 1998, as part of the debt refinancing loan agreement with Lehman Brothers Holdings Inc., the business and assets of Miraval were transferred to Healthstyles, Inc., a Delaware corporation, and wholly-owned subsidiary of the Company.

Sources of Revenue

     The Company's revenue depends upon occupancy levels. At Sierra Tucson, an inclusive daily rate for services is charged, ranging from $785 to $995 per day. Patient revenue is derived from private insurance reimbursement and patient payments, none of which, individually, represents a significant portion
of revenue.   Most commercial insurance plans reimburse their subscribers or make direct payment to Sierra Tucson. No revenue is derived from Medicare or Medicaid.

     Although Sierra Tucson continues to experience pressure from third party payors and managed care review organizations to restrict patient access to and payment for treatment services, performance improvement in Sierra Tucson's case management system has increased the potential for third party reimbursement for services. During 1998, 50% of patient revenue was derived from retail payments and 50% from third party payors.

     Miraval guest rates vary depending on season and market segment. Peak season rates (October - May) start at $375 per day. Off season (June - September) rates begin at $275 per day. Group rates are available and vary depending on the number of rooms and the season. All rates are inclusive packages consisting of luxury guest room, three gourmet meals, use of the resort's amenities, participation in all group programs and activities, one personal service per day and Tucson Airport transfers. Average stays range from 3 to 7 nights. Miraval currently generates all of its revenue from guest bookings, group bookings and retail sales of goods and services.

Set forth below are the Company's total revenues by segment (000s):

                                    Year Ended December 31,
                                ------------------------------------------
                                1998       %      1997      %     1996     %
                                ----     ----     ----     ----   ----    ---
Treatment Segment..........   $13,904    52.9    $11,702   56.6   $11,861  64.3
Health & Leisure Segment...    12,194    46.4      8,754   42.4     6,521  35.3
Other, net.................       186      .7        196    1.0        76    .4
                              -------    ----    -------   -----  -------  ----
Total Revenue..............   $26,284   100.0    $20,652  100.0   $18,458 100.0
                              =======   =====    =======  =====   ======= =====

Employees

     On December 31, 1998, the Company and its subsidiaries employed approximately 343 full time equivalent employees. The Company's businesses have not experienced material difficulty in recruiting and retaining employees. The Company considers relations with employees to be excellent.

Competition

     Sierra Tucson competes with psychiatric and behavioral health hospitals as well as with other specialty residential facilities. Non-profit or government-owned competitors may have certain financial advantages such as endowments, charitable contributions and tax-exempt financing not available to Sierra Tucson. The Company believes that the competitive position of Sierra Tucson is, to a significant degree, dependent upon its reputation, historical success in treating the patient, and price. The Company also believes that the competitive position of Sierra Tucson is dependent upon the breadth of services offered by the facility and the ability to implement programs best suited to the needs of patients and payors in the marketplace.

     Miraval competes for national and international consumers' discretionary income typically expended upon luxury hotel and resort spas, holistic health and other related upscale vacation experiences. While management believes that Miraval occupies a unique market niche, it nevertheless competes with a broad spectrum of vacation alternatives. It has been categorized as a destination spa, creating competition with a relatively small number of well-known spas whose clients are very loyal. It also competes with full-service resorts for group business. The criteria for competition is based on price, amenities, program offerings and location.

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

     In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on approximately 160 acres of land leased from the State of Arizona and in buildings leased from a related party, ODE, L.L.C. In 1994 the buildings were sold to ODE, LLC and leased back by the Company. The lease agreement with ODE, LLC grants the Company both the option to repurchase the buildings at fair market value and to renew the lease for an additional ten year period. In October 1998, the Company entered into a 50-year lease agreement for the property with the Arizona State Land Department. The lease expires in 2048. The facility also has fitness and recreation areas, riding stables and other administrative and support offices. In 1999, the Company plans to expand the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices.

     The Miraval facility was reconstructed from existing Company facilities and is located on a separate Company-owned 130-acre parcel of property. The 30-acre parcel previously occupied by Sierra Tucson, which is located just north of the Miraval property, is currently vacant. The Board is considering several potential uses for the buildings and land. The remaining property, located to the south and east of the Miraval facility, is unimproved open space, some of which is unbuildable either because of its terrain or its location in the flood plain. The zoning for the property currently occupied by Miraval and the property formerly occupied by Sierra Tucson was recently amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

     The Company's obligations under the debt refinancing loan agreement with Lehman Brothers Holdings Inc., are secured by a first lien against all real and personal property of Miraval and Sierra Tucson.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending December 31, 1998.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market and quoted on The Nasdaq Stock Market since October 19, 1989. Stock is traded under the symbol "NEXT". As of March 12, 1999, there were approximately 219 shareholders of record and approximately 1,154 beneficial holders of the Company's common stock. The high and low sales price information set forth below, derived from data prepared by The Nasdaq Stock Market, represents quotations by dealers and may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.

                        1998                           1997
                   ---------------               -----------------
                    High     Low                  High       Low
                    ----     ---                  ----       ---
First Quarter      $1.875   $0.875               $3.125     $1.375
Second Quarter     $2.500   $1.000               $2.375     $1.500
Third Quarter      $1.625   $0.750               $2.000     $1.375
Fourth Quarter     $1.594   $0.688               $1.563     $0.813

     On March 12, 1999, the closing bid price on The Nasdaq Stock Market was $1.3125 per share.

     The Company did not pay a cash dividend on its common stock in 1998 or 1997 and does not intend to pay any in the foreseeable future. Any future declaration and payment of dividends will be determined by the Board of Directors based upon the conditions existing at the time, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors. So long as any shares of preferred stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the common stock.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1998. The data for the three years ended December 31, 1998, should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial and operating data for the two years ended December 31, 1995, is derived from the Company's historical Consolidated Financial Statements. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. (000s, except per share amounts and operating data.)

                                          Year Ended December 31,
                                 --------------------------------------------------
                                  1998        1997       1996       1995       1994
                                  ----        ----       ----       ----       ----
Statement of Operations Data
Total revenue..................  $26,284     $20,652    $18,458   $14,873     $10,978
Loss before extraordinary item.  (   712)    ( 4,624)   (14,693)  (11,967)    ( 5,407)
Extraordinary item.............  (   264)         --         --        --          --
                                 --------    --------   --------  --------    --------
Net loss before income taxes...  (   976)    ( 4,624)   (14,693)  (11,967)    ( 5,407)
Income tax benefit.............       --          --         --        --       2,590
                                 --------    --------   --------  --------    --------
Net loss.......................  (   976)    ( 4,624)   (14,693)  (11,967)    ( 2,817)
Net loss per share before
 extraordinary item............  (   .08)    (   .54)   (  1.72)  (  1.40)    (   .33)
Extraordinary item.............  (   .03)         --         --        --          --
                                 --------    --------   --------   -------    --------
Net loss per share.............  (   .11)    (   .54)   (  1.72)  (  1.40)    (   .33)

Cash Flow Data
Net cash provided by (used in)
 operating activities..........      523     ( 2,096)   ( 9,246)    4,624     ( 5,641)
Capital expenditures...........      862         948      1,124    20,891         550

Balance Sheet Data
Total Assets...................   37,815      39,011     41,666    47,942      50,972
Long-term Debt.................   12,815       9,730      8,359       985       1,182
Stockholders' Equity...........   20,829      21,805     22,179    36,578      47,955

Operating Data
Patient Days-Sierra Tucson.....   19,618      17,445     15,683    17,650      15,955
Average Daily Census...........       54          48         43        48          44
Guest Days-Miraval(1)(2).......   30,361      23,851     17,665     2,062          --
Room Occupancy-Miraval(1)(2)...     53.7%       42.9%      33.6%     41.5%         --
Participant Days-Onsite(3).....      --           --      7,073     7,554          --
Average Daily Census(3)........      --           --         21        21          --
Participant Days-HHHI(4).......      --           --      7,077        --          --
Average Daily Census(4)........      --           --         33        --          --

Financial Statistics
Current Ratio..................    .64:1       .35:1      .52:1     .65:1         11:1
Days Outstanding in Accounts
  Receivable...................       20          27         44        38           41

(1) Miraval guest days and occupancy for the year ended December 31, 1995 were calculated based on the number of days from the commencement of operations on December 1, 1995 to December 31, 1995.
(2) Miraval was closed for two weeks in July, 1997 and for three weeks in July, 1998 due to seasonal occupancy fluctuation and to make needed improvements to the facility.
(3) Onsite was acquired by the Company on January 2, 1995, and was divested on November 30, 1996.
(4) Hilton Head Health Institute was acquired on March 1, 1996 and divested on October 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1998. Certain prior year amounts have been reclassified to conform to the presentation used in 1998. Reference should also be made to the Company's Consolidated Financial Statements and related notes thereto and the Selected Financial Data included elsewhere in this document.

GENERAL

     By developing Miraval, a luxury health and leisure resort providing a full range of self-discovery, stress management and recreational activities, the Company believes that it has positioned itself to capitalize on the emerging health and leisure segment of the health care services industry. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment, an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse, and a broad range of mental health and behavioral disorders. In 1999, the Company plans to expand the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices. For the year ended December 31, 1998, the Treatment segment accounted for approximately 52.9% of the Company's operating revenues and approximately 37.4% of expenses, while the Health and Leisure segment accounted for approximately 46.4% of the Company's operating revenue and approximately 54.6% of operating expenses. The Company believes that the Health and Leisure segment will make more significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The significant changes in results of operations and net cash provided by (used in) operating activities for the year ended December 31, 1998, compared to the same period in 1997 are discussed below. Unless otherwise stated, all comparisons are for the same period.

     For the year ended December 31, 1998, net loss decreased $3.6 million to $976,000; a 78.9% improvement. The net loss includes an extraordinary charge to 1998 earnings of $264,000 resulting from early extinguishment of long-term debt in the third quarter. When compared to the same period in 1997, net cash provided by operating activities increased $2.6 million resulting in net cash provided by operating activities of $523,000. The improvement in cash flow is related to the reduction in the net loss.

     Total revenue increased $5.6 million to $26.3 million, an increase of 27.3% when compared to 1997. The results reflect an 18.9% net revenue improvement at Sierra Tucson and a 39.3% net revenue improvement at Miraval. The increase was attributable to higher occupancy at Miraval and increased census at Sierra Tucson.

     Salaries and related benefits decreased 8.5% as a percentage of revenue during 1998. Salaries and related benefits increased 8.1% to $12.6 million when compared to the same period in 1997. The increase was attributable to staffing adjustments related to higher occupancy at Miraval and increased census at Sierra Tucson.

     General and administrative expense decreased 8.3% as a percentage of revenue during 1998. General and administrative expense increased $538,000 to $10.5 million, a 5.4% increase in comparison with the same period in 1997. The increase was attributable to relocation of the Sierra Tucson facility as well as higher occupancy at Miraval and increased census at Sierra Tucson.

     The Company recognized a pre-tax loss of $976,000 for the year ended December 31, 1998. There was no income tax benefit recognized in 1998, as the Company recorded a 100% valuation reserve against deferred tax assets.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The significant changes in results of operations and net cash provided by (used in) operating activities for the year ended December 31, 1997, compared to the same period in 1996 are discussed below. Unless otherwise stated, all comparisons are for the same period.

     For the year ended December 31, 1997, net loss decreased $10.1 million to $4.6 million; a 68.5% improvement. Compared to the same period in 1996, net cash provided by operating activities increased $7.2 million resulting in net cash used in operating activities of $2.1 million. The improvement in cash flow was attributable to the net loss improvement.

     Total revenue increased $2.2 million to $20.7 million, an increase of 11.9% when compared to the same period in 1996. These results reflect a 12.7% increase in net revenue at Sierra Tucson and a 61.8% increase in net revenue at Miraval. The increase was partially offset by Onsite's $1.5 million in net revenue from 1996.

     Salaries and related benefits decreased 26.3% as a percentage of revenue during 1997. Salaries and related benefits decreased $3.6 to $11.6 million, a decrease of 24% when compared to the same period in 1996. The decrease was primarily due to a 4% decrease in salaries and benefits expense, including significant reductions at the corporate level. The reductions were achieved even with the growth in revenue.

     General and administrative expense decreased 29.9% as a percentage of revenue during 1997. General and administrative expense decreased $4.5 million to $10.0 million, a decrease of 31% when compared to the same period in 1996. The decrease was due to elimination of corporate expense and Company-wide operating efficiencies which enabled Miraval and Sierra Tucson to maintain costs at 1996 levels even though both achieved significant revenue growth due to increased occupancy.

     The Company recognized a pre-tax loss of $4.6 million for the year ended December 31, 1997. There was no income tax benefit recognized in 1997, as the Company recorded a 100% valuation reserve against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     In the last five years, the Company's primary sources of liquidity and capital resources have typically been net cash provided by the operating activities of the Treatment segment, funds generated from the sale of investments, proceeds from private equity offerings, and long-term and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business. Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations in 1998.

     In 1998, 50% of the Treatment segment's patient revenue was derived from retail payments and 50% from third party payors. Although Sierra Tucson continues to experience pressure from third-party payors and managed care review organizations to restrict patient access and payment for treatment services, performance improvement in Sierra Tucson's case management system has increased the potential for third party reimbursement for services. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements as well as to offset some of the negative cash flow of the Health and Leisure segment, if needed.

     In 1998, the Company had net capital expenditures of approximately $862,000. Despite these expenditures and the fact that operating expenses increased slightly for the year, the Company's cash flow improved to net cash provided by operating activities in 1998 of $523,000 versus net cash used in operating activities of $2,096,000 in 1997.

     Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. In 1998, marketing initiatives for creating marketplace awareness and demand for

Miraval's services resulted in a room occupancy rate of approximately 54%. Management believes that as marketplace demand for the Miraval product continues to increase, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition even though it operated at a negative cash flow in 1998.

     On August 11, 1998, the Company's principal subsidiaries, Miraval and Sierra Tucson, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount available under the agreement is $14 million, of which $2.0 million is reserved for working capital ($1.0 million) and for capital improvements ($1.0 million). $700,000 of the working capital portion was available in 1998 and $300,000 is available in 1999. As of December 31, 1998, $292,000 had been drawn from the capital improvements reserve and $0 from the working capital reserve. The unused portion of the working capital reserve rolled over to the capital improvements reserve at January 1, 1999. Proceeds from the transaction were primarily used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan matures in three years (a one-year extension is available upon consent of the lender and payment of a 2% fee), bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The LIBOR rate at the date of closing was 5.65%. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate which limits the maximum rate to be paid by the Company to 10.5%.

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

     Management believes that funds from operations combined with the funds available from the Lehman transaction will provide the cash necessary to meet its short-term capital needs. However, it is necessary for the Company to increase occupancy levels in its business segments, and to implement additional cost controls to ensure that 1999 operating losses do not exceed an amount sustainable by these funds. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     In order to address Year 2000 issues, the Company has established a committee consisting of representatives from both the Treatment segment and the Health and Leisure segment. The committee's approach will be to follow four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are not affected. Of the systems which are not currently Year 2000 compliant, the current vendors have tested and implemented (at other customers) a solution to the problem. However, if such modifications are not made, or are not completed timely, the Year 2000 Issue could force Sierra Tucson to operate certain aspects of their business on a manual system which could result in a negative impact to cash flow (liquidity). The Company will continue to monitor the progress with the modifications and/or replacement systems and develop contingency plans for all critical systems not meeting benchmark dates. The cost for replacement or upgrades is between $150,000 and $250,000 and is being funded through operating cash flow. As of December 31, 1998, the Company has incurred no expenses related to Year 2000.

     The Company interfaces directly with credit card companies for payment of services rendered. The Company has completed the testing phase, based on the software companies criteria, with success.

     The Company has queried its critical vendors and suppliers (external agents) that do not share information systems with the Company. To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company is in the process of developing an assessment of its most reasonably likely worst case Year 2000 scenario and its Year 2000 contingency plan. The responses the Company receives from suppliers regarding their Year 2000 readiness will play a critical role in these determinations. The Company currently plans to have made an assessment of its most reasonably likely worst case Year 2000 scenario by April, 1999. This and other relevant information will be utilized to develop the Company's contingency plan. It is presently expected that the contingency plan will be developed by June 30, 1999.

     Like virtually all other public and private companies, the Company's day-to-day business is dependent on telecommunications services, banking services and utility services provided by a large number of entities. At this time, the Company is not aware of any of these entities (or of any significant supplier) that has disclosed that it will not be Year 2000 compliant by January 1, 2000.
 However, many of these entities are, like the Company, still engaged in the process of attempting to become Year 2000 compliant. The Company plans to attempt to obtain written assurance of Year 2000 compliance from all entities which management considers critical to operations of the Company and its subsidiaries. However, it is likely that some critical suppliers will not give written assurance as to Year 2000 compliance because of concerns as to legal liability.

     Even where written assurance is provided by critical suppliers and a contingency plan is developed by the Company to deal with possible non-compliance by other critical suppliers, the Year 2000 conversion process will continue to create risk to the Company which is outside the control of the Company. There can be no assurance that a major Year 2000 disruption will not occur in a critical supplier which would have an impact on the Company that could be material to its financial position, results of operations, or cash flows.

BUSINESS OUTLOOK

     Performance in the Treatment segment (Sierra Tucson) will be driven by continued cost control efforts as well as new marketing initiatives. Particular emphasis will be placed on increasing awareness of Sierra Tucson's innovative treatment programs through a combination of focused advertising, direct mail, field sales and outbound telemarketing campaigns. In addition, effective September 1, 1998, Sierra Tucson initiated a rate increase.

     Clinically, Sierra Tucson's programs have been strengthened considerably, including a restructuring of the Eating Disorders Program, the reformatting of the Sexual Recovery/Trauma Program, and the expansion of fitness services to provide more individual and group attention to patients. The range of treatment modalities has increased so as to offer acupuncture, EMDR (Eye Movement Desensitization Reprocessing) and cognitive behavioral approaches. With the establishment of a consulting relationship with a specialist in the area of comprehensive neuropsychological testing, Sierra Tucson's assessment and diagnostic capabilities have been expanded to meet the demand of professional review organizations such as state medical boards, state bar associations, clergy, etc. In addition to continuing its traditional marketing efforts to the referent therapist community and alumni, Sierra Tucson will utilize direct mail campaigns, media opportunities, enhanced Web site and internet capabilities, and participation in various conferences and professional boards and organizations. Marketing field representatives will continue their efforts to enhance Sierra Tucson's national exposure and to increase the number of prospective patients.

     In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on state leased land, and in October 1998, the Company entered into a 50-year lease agreement for the property with the Arizona State Land Department. The relocation initially provided 63 beds, which is less than the previous availability of 70 beds. The Company plans to expand the Sierra Tucson facilities through the addition of space for 16 additional beds as well as additional administrative offices. Construction on the expansion is scheduled to begin in March 1999, with a target completion of September 1999.

     Zoning for the property currently occupied by Miraval and the property formerly occupied by Sierra Tucson which is located to the north of Miraval, was recently amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

     Miraval, the Company's health and leisure resort, has been in operation since December 1995. Growth performance was steady in 1998 and provided for a 22.6% increase in room occupancy as compared to 1997. In 1998, the resort was recognized nationally as Number 2 Best Spa for Value by Travel & Leisure magazine; the Number 4 Best Spa in the Conde Nast Reader's Choice Awards; and Number 8 Best Spa by Travel & Leisure magazine. Miraval also received media attention in The New York Times (Sunday Travel Section), Fitness Magazine, Working Woman, Town and Country, and Self Magazine as well as numerous mentions in other publications.

     The frequent individual traveler and return guest have played an integral role in Miraval's success to date. Through its quarterly guest newsletter, Miraval will offer special return guest programs. This recognition is aimed at stimulating future bookings and recommendations to friends which has proven to be one of the most effective means for generating new and repeat business.

     The importance of the group market is also recognized, and Miraval will continue to focus on soliciting groups for team building and corporate retreats. Based on guest comments, special retreats and pilot programs will be offered in order to test interest levels. Some of the programs being considered are weight loss, women's health issues, naturalist programs and special healing programs. A day spa mailing was completed in October 1998, and the day spa will be advertised in order to promote Miraval to the local market.

     The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1998 and 1997, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July 1997 and for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities.

     Management's strategy for Miraval in 1999 will be to continue to improve its unique program structure based on guest feedback. Aggressive public relations efforts and increased media placement will also be utilized in order to provide improved national exposure for Miraval. Several public relations pieces are being developed and press releases will be submitted to select publications throughout the year to insure that a high profile is maintained.

     Cost containment measures will continue to be a critical management objective during 1999. Management believes that improvement in the quality and uniqueness of Miraval's programs and services in a cost effective manner is an important element in its ability to compete successfully in the growing spa and resort industry.

     In addition, it is anticipated that the Board of Directors will continue to consider strategic opportunities for expansion and growth of both the Treatment and Health and Leisure segments.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations (particularly as it relates to the growth of the Health and Leisure segment) contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. While management believes that such forward looking statements are accurate as of the date hereof, the actual results and conditions could differ materially from the statements contained herein. The information below should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere and in other portions of this document.

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

     Sierra Tucson's operations are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). JCAHO accreditation is important to the operations of Sierra Tucson since most insurance companies require such accreditation in order for the treatment of patients to qualify for insurance payment or reimbursement. The next scheduled survey for Sierra Tucson by JCAHO is in May 1999. If Sierra Tucson were unable to maintain its JCAHO accreditation, its business would be adversely affected.

     Miraval's unique blending of luxury resort recreational activities with stress management and self-discovery programs clearly differentiates it from the spas with which it competes. Because Miraval represents a benchmark for the new and growing trend in hospitality for lifestyle enhancing products, market data in this niche cannot easily be ascertained. Due to Miraval's relatively short history and the uniqueness of its programs and services, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. While the Company believes that there is strong consumer demand for Miraval's products and services, the historical data does not exist to be certain the current trends will continue.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to interest rate risk as it relates to the loan from Lehman Brothers Holdings Inc., which bears interest at 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly. To limit its exposure under this variable-rate agreement, the Company purchased a rate cap to protect against an extreme upward movement in the LIBOR rate during the scheduled three-year term of the loan. The rate cap limits the maximum rate to be paid by the Company to 10.5%. The effective rate for the Company at December 31, 1998 was 9.06%. A 100 basis point change in the LIBOR rate in 1999 would result in a $120,000 change in interest expense incurred by the Company in that year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Index to Consolidated Financial Statements

NextHealth, Inc.'s Consolidated Financial Statements as of December 31, 1998 and 1997 and for the three years ended December 31, 1998.

                                                                 Page

     Report of Management ......................................   16

     Report of Independent Auditors ............................   17

     Consolidated Balance Sheets ...............................   18

     Consolidated Statements of Operations .....................   19

     Consolidated Statements of Cash Flows .....................   20

     Consolidated Statements of Changes in Stockholders' Equity    21

     Notes to Consolidated Financial Statements ................   22

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



 /s/ William T. O'Donnell, Jr.
------------------------------------
William T. O'Donnell, Jr.
President and Chief Executive Officer


 /s/ Loree Thompson
------------------------------------
Loree Thompson
Principal Financial and Accounting Officer

                   REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
NextHealth, Inc.


We have audited the accompanying consolidated balance sheets of NextHealth, Inc. and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextHealth, Inc. and subsidiaries, at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.


                                              /s/ Ernst & Young LLP
                                             ----------------------
                                             ERNST & YOUNG LLP
Tucson, Arizona
January 25, 1999

                  NEXTHEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                    (000s, except share amounts)

                                                         December 31,
                                              -------------------------------
                                                  1998           1997
                                                 ------         -------
Assets
------
Current Assets:
  Cash and equivalents.....................    $    843        $   829
  Accounts receivable, less allowance
   for doubtful accounts of$233 and $298,
   respectively............................          955           954
  Prepaid expenses ........................          313           232
  Other current assets ....................          554           567
                                               ----------      --------
   Total current assets....................        2,665         2,582

  Property and equipment, net..............       34,347        35,918
  Long-term receivables, less allowance
   for doubtful accounts of $45 and $50,
   respectively............................          135           151
  Intangible assets, less amortization of
   $93 and $158, respectively..............          648           322
  Other assets.............................           20            38
                                               ----------     ---------
    Total assets...........................     $ 37,815      $ 39,011
                                               ==========     =========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts payable, trade..................     $    561      $    838
  Accrued expenses and other liabilities...        3,610         6,638
                                                ---------     ---------
    Total current liabilities..............        4,171         7,476

Long-term debt and financing obligation....       12,815         9,730
                                                ---------     ---------
    Total liabilities......................       16,986        17,206

Stockholders' Equity:
 Preferred stock-undesignated, $.01 par
  value, 3,924,979 shares authorized;
  no shares outstanding....................           --           --
 Preferred stock-Series A, $.01 par value,
  46,065 shares authorized; 46,065 shares
  outstanding at December 31, 1998 and 1997.          --           --
 Common stock, $.01 par value, 16,000,000
  shares authorized;8,554,938 shares
  outstanding at December 31, 1998 and 1997.          86           86
 Additional paid-in capital................       47,997       47,997
 Accumulated deficit.......................      (27,254)     (26,278)
                                                ---------     --------
   Total stockholders' equity..............       20,829       21,805

   Total liabilities & stockholders'equity.      $37,815      $39,011
                                                =========     ========

The accompanying notes are an integral part of these financial statements.

                  NEXTHEALTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
             (000s, except share and per share amounts)

                                               Year Ended December 31,
                                       -------------------------------------
                                         1998          1997            1996
                                         ----          ----            ----
Revenue:
 Net operating revenue...............  $ 26,058       $ 20,457       $ 18,383
 Investment income...................        75             49             55
 Other revenue.......................       151            146             20
                                       ---------      ---------      ---------
  Total revenue......................    26,284         20,652         18,458

Operating expenses:
 Salaries and related benefits.......    12,550         11,607         15,234
 General and administrative..........    10,505          9,967         14,433
 Interest............................     1,349          1,126            569
 Depreciation and amortization.......     2,592          2,576          2,915
                                       ---------      ---------      ---------
  Total operating expenses...........    26,996         25,276         33,151
                                       ---------      ---------      ---------
Loss before extraordinary item.......   (   712)       ( 4,624)       (14,693)
Extraordinary item...................   (   264)            --             --
                                       ---------      ---------      ---------
Loss before income taxes.............   (   976)       ( 4,624)       (14,693)

Income taxes.........................        --             --             --
                                       ---------      ---------      ---------
Net loss.............................  $(   976)      $( 4,624)      $(14,693)
                                       =========      =========      =========
Basic and diluted loss per
common share:
 Before extraordinary item...........  $(  0.08)      $(  0.54)      $(  1.72)
 Extraordinary item..................   (  0.03)            --             --
                                       ---------      ---------      ---------
 Net loss............................  $(  0.11)      $(  0.54)      $(  1.72)
                                       =========      =========      =========
Shares used in basic and diluted per
share calculation....................  8,554,938      8,554,938      8,554,938
                                       =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                  NEXTHEALTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (000s)

                                              Year Ended December 31,
                                          -----------------------------------
                                           1998          1997          1996
                                           ----          ----          ----
Cash flows from operating activities:
 Net loss..............................   $(  976)     $( 4,624)     $(14,693)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization.......     2,657         2,674         2,915
   Loss on early extinguishment of debt       264            --            --
   Retirement of assets................        --            --         1,170
   Provision for bad debts.............       159       (    41)          223
   Minority interest...................        54            58           178
Changes in operating assets and liabilities
 net of effects from acquisitions:
 Decrease (increase) in assets:
   Accounts receivable.................   (   110)           30           233
   Other assets........................   (   676)          493       (   558)
 (Decrease) Increase in liabilities:
   Accounts payable, accrued expenses and
   other liabilities...................   (   849)      (   686)        1,286
                                         ---------     ---------     ---------
Net cash provided by (used in)
 operating activities..................       523       ( 2,096)      ( 9,246)

Cash flows from investing activities:
 Purchase of property and equipment....   (   862)      (   948)      ( 1,036)
 Business acquisitions, net of
  cash acquired........................        --            --       (    88)
 Business disposals....................        --            --           199
 Sale of investments...................        --            --         1,635
                                         ---------     ---------     ---------
Net cash (used in) provided by
 investing activities..................   (   862)      (   948)          710

Cash flows from financing activities:
 Proceeds from long-term borrowing.....    12,292         2,800         3,928
 Proceeds from issuance of
  preferred stock......................        --            --         4,250
 Proceeds from financing transaction...        --            --         8,090
 Reduction of long-term debt and
  financing obligation.................   (11,939)      (   300)      ( 9,223)
                                         ---------      --------      --------
Net cash provided by financing
  activities...........................       353         2,500         7,045
                                         ---------      --------      --------
Net increase (decrease) in cash and
 equivalents...........................        14      (    544)      ( 1,491)

Cash and equivalents, beginning
  of year..............................       829         1,373         2,864
                                         --------     ----------     ---------
Cash and equivalents, end of year......  $    843     $     829      $  1,373
                                         ========     ==========     =========

The accompanying notes are an integral part of these financial statements.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (000s, except share amounts)

                                                                         Total
                                             Additional                  Stock-
                             Common Stock      Paid-in   (Accumulated   holders'
                            Cost    Shares     Capital      Deficit)     Equity
                            ----    ------    ---------  ------------   ---------
Balance at January 1, 1996   $ 86  8,554,938   $ 43,453    $( 6,961)      $ 36,578

Net loss for the year ended
  December 31, 1996            --        --          --     (14,693)       (14,693)

Issuance of warrants           --        --         294          --            294
                             ----  ---------   ---------   ---------      ---------
Balance at Dec.31, 1996        86  8,554,938     43,747     (21,654)        22,179

Net loss for the year ended
  December 31, 1997            --        --          --     ( 4,624)       ( 4,624)

Removal of mandatory redemption
 provision - Preferred Stock   --        --       4,250          --          4,250
                             ----  ---------   ---------   ---------       --------
Balance at Dec.31, 1997        86  8,554,938     47,997     (26,278)        21,805

Net loss for the year ended
 December 31, 1998             --        --         --      (   976)       (   976)
                             ----  ---------   ---------   ---------      ---------
Balance at Dec.31, 1998      $ 86  8,554,938    $47,997    $(27,254)      $ 20,829
                             ====  =========   =========   =========      =========

The accompanying notes are an integral part of these financial statements.

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                         December 31, 1998


ORGANIZATION

NextHealth, Inc. and subsidiaries (collectively, the "Company") have operations in two principal business segments; Treatment, and Health and Leisure through which it provides both health care and wellness and preventive health services. The Treatment segment includes Sierra Tucson, LLC ("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc. d/b/a Miraval ("Miraval"), is a luxury health and leisure resort which provides a unique vacation experience blending stress management and self-discovery programs with a full range of personal services and recreational activities. The current operations of the Company are located in Tucson, Arizona.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

The consolidated financial statements include the accounts of NextHealth, Inc. and its subsidiaries, all but one of which is wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Accounting

The accompanying financial statements have been prepared assuming the Company is a going concern. Management believes that cash flows from operations and the remaining $300 available under the existing working capital reserve with Lehman Brothers Holdings Inc. will be sufficient to meet any working capital requirements. However, Miraval will continue to require financial support until such time as it gains market acceptance. Continuing operating losses at Miraval, and/or a significant decline in patient census at Sierra Tucson, would adversely impact the Company.s ability to operate as a going concern in 1999.

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

     Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $833, $954, and $1,212, in advertising costs during 1998, 1997 and 1996, respectively.

               NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                         December 31, 1998

     Intangible Assets

Intangible assets at December 31, 1998 include capitalized loan fees which are being amortized over the life of the loan and ground water rights which are being amortized over a period of 15 years. Intangible assets of $142 were written off in 1998 as a result of the Lehman refinancing (see note entitled Long-term Debt and Financing Obligation) and included in the 1998 extraordinary charge. Intangible assets of $547 were written off in 1996 as a result of the Onsite divestiture.

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

     Income Taxes

The company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

     Revenue Recognition

Revenue, net of any applicable contractual allowances or discounts, is recognized in the period services are rendered.

     Net Operating Revenue

Net operating revenue consists of revenue derived from guests and patients, based on the billing rates established for each business segment, less any applicable discounts or contractual allowances.

     Stock Based Compensation

The Company grants employee stock options for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the valuing employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                  NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                         December 31, 1998

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

     Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with the classifications adopted in 1998.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997 are as follows:

                                1998             1997
                                ----             ----
Land and improvements         $  2,920         $  2,920
Buildings and improvements      35,307           34,915
Furniture and equipment          9,869            9,430
                              --------         --------
Total Property and equipment    48,096           47,265

Less: accumulated depreciation
 and amortization               13,749           11,347
                              --------         --------
Total property and
 equipment, net               $ 34,347          $35,918
                              ========          =======

In 1996, the Company abandoned one of its administrative buildings and, therefore, wrote off the net book value of $1,170. The building was demolished in 1998.

                   NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                         December 31, 1998

ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 1998 and 1997, accrued expenses and other liabilities were comprised of the following:

                                   1998          1997
                                   ----          ----
Payroll and related taxes        $    501      $   765
Professional fees                     131          197
Deposits and patient refunds        1,193        1,146
Reimbursement liability             1,018        1,018
Current portion of financing
  obligation                          106        1,472
Accrued Interest                       --          972
Other                                 661        1,068
                                 --------      -------
Total accrued expenses and
  other liabilities              $  3,610      $ 6,638
                                 ========      =======

At December 31, 1997, accrued interest was owed to an affiliate of the Company's preferred stockholder. Such interest was paid in 1998.

LONG-TERM DEBT AND FINANCING OBLIGATION

Long-term debt and financing obligation at December 31, 1998 and 1997 are as follows:

                                       1998               1997
                                       ----               ----
Secured debt, interest rate of
  30-day LIBOR +4%, matures
  September 1, 2001                  $12,292             $     --
Secured debt, interest rate
  of 10-12% repaid in 1998                --               10,499
Financing obligation                     629                  703
                                     -------             --------
                                      12,921               11,202
Less: current portion                    106                1,472
                                     -------             --------
Total long-term debt and financing
  obligation                         $12,815             $  9,730
                                     =======             ========

In August 1998, the Company's principal subsidiaries, Miraval and Sierra Tucson, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount of the three-year loan was $14,000, of which $2,000 was reserved for working capital ($1,000) and for capital improvements ($1,000). $700 of the working capital portion was available in 1998 and $300 in 1999. As of December 31, 1998, $292 had been drawn from the capital improvements reserve and $0 from the working capital reserve. Proceeds from the transaction were also used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The maturity date may be extended by one year with the consent of the lender and payment of a 2% fee. The fair value of the debt financing loan agreement approximates its carrying value given it bears interest at a variable rate and matures in the near term. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate; the maximum rate to be paid by the Company is 10.5% while the rate at December 31, 1998, was 9.06%. The loan agreement contains various operational and financial restrictions including restrictions on additional debt without the lender's approval. At December 31, 1998, the Company was in compliance with all such operational and financial restrictions.

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                         December 31, 1998

The debt refinancing loan agreement is secured by a first lien against all real and personal property of Miraval and is guaranteed by the assets of Sierra Tucson. It is also partially guaranteed (to the extent of liability arising by reason of certain exclusions to the non-recourse provisions of the loan) by the Company and to a more limited extent by Apollo Real Estate Investment Fund II, L.P. ("Apollo"). Apollo, an affiliate of APNH, received a fee in the amount of $140 in consideration of its guarantee.

In November 1996, the Company entered into a secured loan agreement with AP LOM, LLC an affiliate of Apollo Real Estate Advisors, L.P. in the amount of $13,090 contemporaneously with the issuance of preferred stock to this entity. The above-mentioned debt refinancing loan agreement extinguished the debt portion of the Apollo loan; however, Apollo retained its equity position. In 1998, an extraordinary charge to earnings of $264 occurred due to the early extinguishment of this long-term debt as a result of the Lehman debt refinancing arrangement.

In December 1994, the Company sold a facility for $1,000 (the facility's appraised value) to an entity controlled by the Chairman of the Company's Board of Directors. The Company simultaneously leased this facility for a term of seven years, at an annual cost of $150, payable in quarterly installments. The Company has the option of extending the lease term for an additional ten-year period or to repurchase the facility at fair market value. This transaction has been accounted for as a financing as a result of the Company's continuing involvement with the facility.

Future maturities of long-term debt and financing obligation at the date indicated are as follows:

                       December 31,
                           1998
                      -------------
1999................  $      106
2000................         114
2001................      12,414
2002................         132
2003................         155
                      ----------
                      $   12,921
                      ==========

For years ended December 31, 1998, 1997, and 1996, interest paid was $1,471, $161, and $569, respectively.

BUSINESS SEGMENT AND OTHER OPERATING DATA

The Company's business is organized on a services basis, and the Company's Chief Operating Decision Maker (the Company's Chairman, President and Chief Executive Officer) assesses performance and allocates resources on this basis.
 The information provided in the following section is representative of the information used by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance.


The Company operates in two principal business segments; Treatment, and Health and Leisure (the Segments) through which it provides both health care and wellness and preventive health services. The Segments are located in and derive all their revenues from their facilities in Tucson, Arizona. The Treatment Segment includes an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis, and through November 30, 1996, included a short-term intensive, experience-based workshop program. Substantially all revenues in this Segment result from inpatient charges, therapy, professional fees, and pharmacy charges. The Health and Leisure Segment consists of a luxury resort providing a full range of self-discovery, stress management and recreational activities,

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                         December 31, 1998

and also included, from March 1, 1996 through October 1, 1996, the Hilton Head Health Institute (HHHI), a provider of weight management programs for the development and maintenance of healthy lifestyles. Substantially all revenues in this Segment result from guest bookings, group bookings and retail sales of goods and services.

The Company's Chief Operating Decision Maker evaluates performance and allocates resources based on pretax income (loss). The accounting policies of the Segments are the same as those described in the Summary of Significant Accounting Policies. There are no sales between the Segments, although fixed assets are occasionally transferred between Segments at net book value on the transfer date. Corporate activity benefiting the Company as a whole is separately identified below. No single customer accounted for more than 10% of either Segment's revenue in 1998, 1997 or 1996.

Information about the Company's operations in different business segments for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                     Corporate
                                          Health &       and
                           Treatment       Leisure   Other Items    Consolidated
                           ---------      --------   -----------   -------------
1998
------------------------
Total revenue...........   $ 13,904       $ 12,194     $    186       $ 26,284
Income (loss) before
 extraordinary item.....      3,801        ( 2,541)     ( 1,972)       (   712)
Extraordinary item......         --             --      (   264)       (   264)
Net income (loss).......      3,801        ( 2,541)     ( 2,236)       (   976)
Identifiable assets.....      4,111         32,129        1,575         37,815
Capital expenditures and
 intersegment transfers,net ( 1,878)         4,370      ( 1,630)           862
Depreciation & amortization
 expense................        325          2,092          175          2,592
Interest expense........        308            165          876          1,349

1997
------------------------
Total revenue...........   $ 11,702       $  8,754    $     196       $ 20,652
Income (loss) before
 income tax benefit.....      2,935        ( 4,873)    (  2,686)       ( 4,624)
Identifiable assets.....      4,257         30,726        4,028         39,011
Capital expenditures and
 intersegment transfers,net     478          1,208     (    738)           948
Depreciation & amortization
 expense................        361          1,944          271          2,576
Interest expense........          1             --        1,125          1,126

1996
------------------------
Total revenue...........   $ 11,861      $   6,521    $      76       $ 18,458
Income (loss) before
 income tax benefit.....      1,148       (  8,183)    (  7,658)       (14,693)
Identifiable assets.....      6,031         31,064        4,571         41,666
Capital expenditures, net   (    65)         1,354     (    165)         1,124
Depreciation & amortization
 expense................        544          1,933          438          2,915
Interest expense........         64             36          469            569

              NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                          December 31, 1998

STOCKHOLDERS' EQUITY

PREFERRED STOCK

In November 1996, the Company's Board of Directors created two series of Preferred Stock ("Series A" and "Series B"). The Company authorized 46,065 shares of Series A stock and 28,956 shares of Series B stock. At December 31, 1996, 17,109 shares of Series A and 28,956 shares of Series B were outstanding and classified as mandatorily redeemable preferred stock in the balance sheet.
 The Series B Preferred Stock was converted into Series A Preferred Stock on January 29, 1997. The mandatory redemption provisions applicable to the outstanding preferred stock were extinguished as a result of this conversion, therefore, the amounts received from the sale of such stock are classified as equity in the accompanying consolidated balance sheets. At December 31, 1998 and 1997, 46,065 shares of Series A are outstanding. A total of approximately 5,200,000 shares of common stock have been reserved for conversion of preferred stock and exercise of warrants held by the preferred shareholder. Significant terms and conditions of the Preferred Stock are described in the following paragraphs.

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

                  NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                          December 31, 1998

STOCK OPTION PLANS

At December 31, 1998, 1,993,000 shares of common stock were reserved for the exercise of options under the Company's 1992 and 1990 stock option plans. Options to purchase shares of common stock are granted with an exercise price equal to or greater than the fair market value on the dates of grant, and are exercisable over periods ranging from three to ten years. Options may be exercised in installments generally commencing one year after the dates of grant. All options become fully vested upon the acquisition of the Company or a merger in which the Company is not the surviving entity.

In 1993, the Company established a Non-Employee Director Stock Option Plan (the "DSO Plan"), which provides for the automatic granting of fully vested options to purchase shares of common stock to members of the Board of Directors who are not employees of the Company. At December 31, 1997, 300,000 shares of common stock were reserved for issuance under the DSO Plan. In May 1998, shareholders voted to approve an amendment to the DSO Plan which increased the shares reserved for issuance by 300,000 shares. At December 31, 1998, 600,000 shares of common stock were reserved for issuance under the DSO Plan.

The fair value of these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates ranging from 4.52% to 5.69%, 6.10% to 6.52%, and from 4.87% to 5.16%, respectively; dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of .639; and an expected life of an option of 5 years.

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

SFAS No. 123 requires the Company to present pro forma disclosure for options granted subsequent to 1995. These disclosures are not indicative of future amounts, as options granted prior to 1995 have not been included as provided by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of stock options was amortized to expense over the vesting period. Pro forma net loss and loss per share are as follows:

                                 1998              1997              1996
                                 ----              ----             -----
Net Income (loss):
 As reported................     $(    976)        $(  4,624)      $(14,693)
 Pro forma..................      (  1,142)         (  4,943)       (14,933)

Basic and diluted earnings
 per share:
 As reported................     $(    .11)        $(    .54)      $(  1.72)
 Pro forma..................      (    .13)         (    .58)       (  1.75)

                  NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                          December 31, 1998

The following table summarizes the cumulative activity under the Company's incentive stock option plans:

                              Options        Fully          Option Price      Weighted Avg.
                             Outstanding  Vested Options  Range (Per Share)   Exercise Price
                             -----------  --------------  -----------------   --------------
Balance at January 1, 1996     1,261,751     472,945        $ 2.88 -$23.25       $3.93
Granted                          453,500                      1.25 -  5.25        3.41
Canceled                        (361,887)                     2.63 - 23.25        2.63
Exercised                            --                                 --          --
                               ----------   ---------       --------------      -------
Balance at December 31,1996    1,353,364     846,188          1.25 -  9.50        3.76
Granted                          219,500                      1.50 -  2.75        2.61
Canceled                        (418,155)                     2.63 -  9.50        3.72
Exercised                             --                                --          --
                               ----------   ---------       --------------      --------
Balance at December 31,1997    1,154,709     936,812          1.25 -  6.00        3.57
Granted                          238,300                      1.00 -  2.00        1.31
Canceled                        (309,584)                     1.25 -  6.00        3.29
Exercised                             --                                --          --
                               ----------   ---------       --------------      --------
Balance at December 31,1998    1,083,425     898,972        $ 1.00 - $6.00       $3.15
                               ==========   =========       ==============      ========

No options were granted in 1998 or 1997 with an exercise price above market price on the dates of grant. The weighted average fair value of options granted with an exercise price above market price on the dates of grant in 1996 was $1.38. The weighted average fair value of options granted with an exercise price equal to market price on the dates of grant during 1998, 1997 and 1996 was $.77, $1.52, and $1.62, respectively. The remaining average contractual life for options outstanding as of December 31, 1998, was 6.85 years. The weighted average exercise price for exercisable options was $3.35, $3.58, and $3.87 at December 31, 1998, 1997 and 1996, respectively.

               NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                          December 31, 1998

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets, all noncurrent, at December 31, 1998 and 1997 are as follows:

                                              1998          1997
                                          --------       --------
Capitalized business expansion costs..    $  1,079       $  1,638
Tax basis of fixed assets in excess
 of book basis........................       1,638          1,308
Non-deductible reserves...............         404            426
State net operating loss carryforward.       2,701          2,590
Federal net operating loss carryforward      8,233          7,438
Minimum tax credit ...................         258            258
Other, net............................          85             85
                                          --------       --------
Total deferred tax assets.............      14,398         13,743
Valuation allowance...................     (14,398)       (13,743)
                                          --------       ---------
Net deferred tax assets...............    $     --       $     --
                                          ========       =========

Management has established a valuation allowance equal to the deferred tax assets at December 31, 1998 and 1997, based upon the likelihood that such deferred tax assets will not be realized in the near term.

At December 31, 1998, the Company had approximately $2,771 of federal net operating loss carryforwards which expire for federal purposes in 2018. In addition, the Company has $21,445 and $41,800 of federal and state net operating loss carryforwards, respectively, which expire for federal purposes in 2011 through 2014 and for state purposes in 2000 through 2004. In addition, at December 31, 1998, the Company has approximately $258 in Alternative Minimum Tax Credits for federal tax purposes which do not expire. The majority of the Company's net operating loss and minimum tax credit carryforwards are subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382 as a result of an ownership change which occurred during 1996.

The differences between the income tax benefit at the statutory rate and the actual income tax benefit is as follows:

                                 1998            1997          1996
                                 ----            ----          ----
Federal income tax rate......   (34.0)%          (34.0)%      (34.0)%
Increase in taxes:
 Change in valuation allowance   34.0             34.0         30.0
 Other, net..................      --               --          4.0
                                ------           ------       -------
Effective income tax rate....     0.0 %            0.0 %        0.0 %
                                =======          =======       ======

No federal income tax payments were made in the three years ending December 31, 1998.

                  NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                          December 31, 1998

OPERATING LEASES

The Company leases land, vehicles and equipment under operating leases. Future annual minimum lease payments under noncancelable operating leases at December 31, 1998, are as follows:

     1999        $    278
     2000             267
     2001             222
     2002             221
     2003             137
     Thereafter     9,947
                  --------
                  $11,072
                  ========

Future payments under the land lease will increase beginning in 2003 should the number of beds operated by Sierra Tucson increase to levels specified in the agreement. Total rental expense recognized under operating leases for 1998, 1997, and 1996, was $355, $287, and $471, respectively.

EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan that provides for discretionary employer contributions and for optional employee contributions which are matched by the Company at a maximum rate of 50% of the employees. contributions up to amounts prescribed by law. All employees who meet minimum age and service requirements are eligible to participate in the plan. It is the Company's policy to fund plan contributions as accrued. For 1998, 1997, and 1996, employer matching and discretionary contributions to the plan were approximately $143, $142, and $163, respectively.

RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors is a member of an asset management firm that provided management and financial services to the Company in 1998 and 1997. Fees paid for services in 1998 and 1997 were $84, and $65, respectively.
 Management believes such fees are reasonable and comparable to those of other institutions providing similar services.

The Company leases a facility from an entity controlled by the President and CEO of the Company and Chairman of the Company's Board of Directors. See note entitled Long-Term Debt and Financing Obligation for additional information.

An entity controlled by the President and CEO of the Company and Chairman of the Company's Board of Directors provided consulting services to the Company; in 1998 and 1997 total fees of $71, and $119, respectively, were paid to that entity.

Effective October 1, 1996, the Company sold HHHI to the former President and CEO of the Company for an amount which equaled the Company's purchase price plus advances to that subsidiary from the purchase through disposition date. The Company agreed to indemnify the related party for up to $130 upon resale of the HHHI real property to an unaffiliated third party.

An individual who became a member of the Company's Board of Directors on November 15, 1996, is a member of a legal firm which represents the Company on real estate and transactional issues; total fees of $107 and $89 were paid to that firm in 1998 and 1997, respectively.

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                         December 31, 1998
CONTINGENCIES

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes certain quarterly financial data:

                                          Income                 Net Income (loss)
                                          (Loss)                   Per Share of
                                          Before         Net       Common Stock
                      Total  Operating  Extraordinary  Income    Before Ext. Item
                     Revenue  Expenses     Item        (Loss)    Basic     Diluted
                     -------  --------  -------------  ------   ------    --------
1998 Quarter ended:
 March 31.........  $ 6,847   $ 6,574     $   273      $   273    $ .03      $  .02
 June 30..........    7,323     7,105         218          218      .03         .02
 September 30.....    5,542     6,348      (  806)      (1,070)    (.09)      ( .09)
 December 31......    6,572     6,969      (  397)      (  397)    (.04)      ( .04)

1997 Quarter ended:
 March 31.........  $ 5,798   $ 6,433     $(  635)     $(  635)   $(.07)     $( .07)
 June 30..........    5,485     6,750      (1,265)      (1,265)    (.15)      ( .15)
 September 30.....    3,810     5,439      (1,629)      (1,629)    (.19)      ( .19)
 December 31......    5,559     6,654      (1,095)      (1,095)    (.13)      ( .13)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

IITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the .Proxy Statement.) pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company.s annual meeting of stockholders scheduled for May 27, 1999, and is hereby incorporated by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements:

             Reference is made to the listing on page 15 for a list of all financial statements filed as a part of this report.

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

             Schedule II. Valuation and Qualifying Accounts

         (3) Exhibits. The following exhibits are incorporated by reference as indicated or are filed as part of this Annual Report on Form 10-K:

                                                                            Sequentially
Exhibit                                                                      Numbered
Number             Document                                                   Page
------   ------------------------                                           ------------
  3.1    Certificate of Incorporation                                         ( 1)
  3.2    Amended Restated By-Laws                                             ( 5)
  4.1    Specimen Common Stock Certificate                                    ( 1)
  4.2    Certificate of Designation, Preferences and Rights of the            (11)
         Convertible Preferred Stock, Series A and Cumulative
         Preferred Stock, Series B of NextHealth, Inc.
10.26    Stock Bonus and Repurchase Agreement, dated November 18, 1988,       ( 1)
         between John H. Schmitz and Rita F. Schmitz and Sierra Tucson/
         Properties, Inc., as amended on August 31, 1989
10.33    1989 Stock Option Plan                                               ( 1)
10.47    1990 Stock Option Plan                                               ( 2)
10.49    Commercial lease dated as of March 15, 1991, between the State       ( 3)
         of Arizona and Sierra Tucson AC, Inc., relating to lease of
         Adolescent Care facility site
10.51    Form of Indemnity Agreement*                                         ( 4)
10.53    1992 Stock Option Plan                                               ( 3)
10.54    Non-Employee Directors Stock Option Plan                             ( 5)
10.56    Real Estate Sale Agreement and industrial Building Lease for Sierra  ( 6)
         Tucson AC, Inc. Adolescent Center dated December 28, 1994, and
         December 29, 1994, respectively.
10.57    Onsite Training and Consulting, Inc. Stock Purchase Agreement dated  ( 6)
         January 13, 1995

                                                                            Sequentially
Exhibit                                                                      Numbered
Number          Document                                                       Page
-------  --------------------------                                         ------------
10.58    Severance Agreement, General Release, Covenant Not to Sue between   ( 6)
         the Company and William T. O'Donnell, Jr., dated January 20, 1995
10.59    Elements of compensation - Wayne M. Morrison, Vice President/Chief  ( 7)
         Financial Officer
10.60    Note Payable between NextHealth, Inc. and Sundt Corporation dated   ( 8)
         April 10, 1996 (without exhibits)
10.61    Asset Purchase Agreement by and among NextHealth, Inc. and Hilton   ( 8)
         Head Health Institute, Inc. dated February 29, 1996 (without exhibits)
10.62    Amendment 1 to Note Payable between NextHealth, Inc. and Sundt      ( 9)
         Corporation dated June 28, 1996
10.63    Loan Agreement between NextHealth, Inc. and Mortgages, Ltd. dated   ( 9)
         June 25, 1996 (without exhibits)
10.64    Secured Promissory Note between NextHealth, Inc. and Mortgages, Ltd.( 9)
         dated June 25, 1996
10.65    Deed of Trust, Assignment of Rents and Security Agreement between   ( 9)
         NextHealth, Inc. and Mortgages, Ltd. dated June 25, 1996
10.66    Security Agreement between Sierra Tucson, Inc. and Mortgages, Ltd.  ( 9)
         dated June 25, 1996 (without exhibits)
10.67    Security Agreement between Sierra Healthstyles, Inc. and Mortgages, ( 9)
         Ltd. dated June 25, 1996 (without exhibits)
10.68    Guaranty between Sierra Tucson, Inc. and Mortgages, Ltd. dated      ( 9)
         June 25, 1996
10.69    Guaranty between Sierra Healthstyles, Inc. and Mortgages, Ltd.      ( 9)
         dated June 25, 1996
10.70    Asset Purchase Agreement between Sierra Tucson, Inc. and Soften     (10)
         Realty, LLC
10.71    Operating Agreement of Soften Realty, Inc. between NextHealth, Inc. (10)
         and AP NH, LLC
10.72    Security Agreement between Sierra Tucson,Inc. & Soften Realty, LLC  (10)
10.73    Non-negotiable Security Promissory Note                             (10)
10.74    Assumption agreement                                                (10)
10.75    Bill of Sale and Assignment between Sierra Tucson, Inc. and         (10)
         Soften Realty, LLC
10.76    Preferred Stock and Warrant Purchase Agreement between NextHealth,  (10)
         Inc. and AP LOM LLC
10.77    Registration and Pre-emptive Rights Agreement between NextHealth,   (10)
         Inc. and AP LOM LLC
10.78    Credit Agreement between NextHealth, Inc. and AP LOM LLC            (10)
10.79    Pledge Agreement between NextHealth, Inc. and AP LOM LLC            (10)

10.80    Term Note A between NextHealth, Inc. and AP LOM, LLC                (11)
10.81    Term Note B between NextHealth, Inc. and AP LOM, LLC                (11)
10.82    Warrant for 500,000 shares of Common Stock                          (11)
10.83    Deed of Trust for the use and benefit of AP LOM, LLC                (11)
10.84    Guaranty made by NextHealth's subsidiaries                          (11)
10.85    General Security Agreement among NextHealth's subsidiaries and      (11)
         AP LOM, LLC
10.86    Loan Agreement made by Sierra Health-Styles, Inc., and Sierra       (12)
         Tucson, LLC in favor of Lehman Brothers Holdings Inc.
10.87    Mortgage Note made by Sierra Health-Styles, Inc., and Sierra        (12)
         Tucson, LLC in favor of Lehman Brothers Holdings Inc.
10.88    Commercial long-term lease dated October 23, 1998, between the      (13)
         State of Arizona State Land Department and Sierra Tucson, L.L.C.
         relating to the Sierra Tucson site.

21.1     Subsidiaries                                                         41

23.1     Consent of Ernst & Young LLP, Independent Auditors                   42

27       Financial Data Schedule

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

(10) Incorporated by reference from the Company's Form 10-Q/A No. 1 for the quarter ended September 30, 1996.

(11) Incorporated by reference from the Company's Form 10-Q/A No. 2 for the quarter ended September 30, 1996.

(12) Incorporated by reference from the Company's Form 10-Q/A No. 1 for the quarter ended June 30, 1998.

(13)     Filed as part of this Annual Report on Form 10-K.

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

                                     NEXTHEALTH, INC.

Dated: March 29, 1999                BY:/s/ William T. O'Donnell, Jr.
                                       ------------------------------
                                         WILLIAM T.O'DONNELL, JR.
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Capacity                                  Date
----------                        --------                                  ----
/s/ William T. O'Donnell, Jr.     Chairman of the Board of Directors         March 29, 1999
-----------------------------     President and Chief Executive Officer
William T. O'Donnell, Jr.         (Principal Executive Officer)

/s/ Neil E. Jenkins               Director                                   March 29, 1999
----------------------------
Neil E. Jenkins


/s/ George L. Ruff                Director                                   March 29, 1999
----------------------------
George L. Ruff


/s/ Stephen L. Berger             Director                                   March 29, 1999
----------------------------
Stephen L. Berger


/s/ Joseph R. Cruse               Director                                   March 29, 1999
----------------------------
Joseph R. Cruse, M.D.


/s/ Lee S. Neibart                Director                                   March 29, 1999
----------------------------
Lee S. Neibart


/s/ Michael L. Ashner             Director                                   March 29, 1999
----------------------------
Michael L. Ashner


/s/ Bruce Spector                  Director                                  March 29, 1999
----------------------------
Bruce Spector


/s/ Alfred Trivilino               Director                                  March 29, 1999
----------------------------
Alfred Trivilino


/s/ Loree Thompson                (Principal Financial and                   March 29, 1999
----------------------------       Accounting Officer)
Loree Thompson

                  NEXTHEALTH, INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (000s)

   Column A                      Column B       Column C      Column D       Column E
   --------                      --------       --------      --------      ----------
                                                Additions
                                Balance at     (Charged to                  Balance at
                               Beginning of     Costs and                    End of
  Description                    Period          Expenses)    Deductions     Period
  -----------                  ------------    -----------   -----------    ----------
Year ended December 31, 1998:
   Allowance for doubtful
   accounts                      $  348          $  159        $  229         $  278
                                 ======          ======        ======         ======
Year ended December 31, 1997:
   Allowance for doubtful
   accounts                      $  513          $(  41)       $  124         $  348
                                 ======          =======       ======         ======
Year ended December 31, 1996:
   accounts                      $  501          $  223        $  211         $  513
                                 ======          =======       ======         ======

                            Exhibit 21.1

                          NEXTHEALTH, INC.
                         Subsidiary Schedule


Subsidiaries                    State of Incorporation        Doing Business As
------------                    ----------------------        -----------------
Sierra Tucson, LLC                 Delaware                     Sierra Tucson

Sierra Health-Styles, Inc.         Delaware                     Miraval

Sierra Tucson Educational
 Materials, Inc.                   Arizona
 (STEM)

NextHealth Water Resources, Inc.   Arizona

Sierra Tucson AC, Inc. (STAC)      Arizona

Miraval Service Corporation, Inc.  Arizona

Old Corporation, Inc. (inactive)   Arizona

Onsite Workshops, Inc. (inactive)  Arizona

The NextHealth Institute, Inc.     Arizona        Hilton Head Health Institute
(inactive)

                            Exhibit 23.1

         CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-44620) pertaining to the Sierra Tucson Companies, Inc., 1992 Stock Option Plan and in the Registration Statement (Form S-8 No. 33-38608) pertaining to the Sierra Tucson Companies, Inc., 1990 Stock Option Plan of our report dated January 25, 1999, with respect to the consolidated financial statements and schedule of the Company included in the Annual Report (Form 10-K) for the year ended December 31, 1998.


                                             /s/ Ernst & Young LLP
                                             ---------------------
                                             ERNST & YOUNG LLP
Tucson, Arizona
March 29, 1999