Form 10-Q
period 1999-03-31
NEXTHEALTH INC
filed 1999-05-13
CIK 855272

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.  20549
                      FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1999

                          OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ___________ to ___________


               Commission File Number: 0-17969

                       NEXTHEALTH, INC.
           ----------------------------------------
      (Exact Name of Registrant as Specified in its Charter)


      Delaware	                                  86-0589712
-------------------------------     ----------------------------------
(State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona           85739
----------------------------------------------        ----------
(Address of Principal Executive Offices)             (Zip Code)

	                          (520) 792-5800
                -----------------------------------
       	(Registrant's Telephone Number, including Area Code)


	                            N/A
      --------------------------------------------------------------
	(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X]  YES   [  ]  NO

On May 1, 1999, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 15 of all exhibits filed as a part of this report.

                              	NEXTHEALTH, INC.
                                  	FORM 10-Q
                              	TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	                                PAGE
------------------------------                                 ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 1999
        (unaudited) and December 31, 1998...................     3

        Unaudited Consolidated Statements of Operations for
        the three months ended March 31, 1999 and 1998......  		 4

        Unaudited Consolidated Statements of Cash Flows for
        the three months ended March 31, 1999 and 1998......  		 5

        Unaudited Consolidated Statements of Changes in
        Stockholders' Equity for the three months ended
        March 31, 1999......................................  		 6

        Unaudited Notes to the Consolidated Financial
        Statements..........................................  		 7

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................  		 9

PART II - OTHER INFORMATION

Item 1.	 Legal Proceedings..................................  		15

Item 4.	 Submission of Matters to a Vote of Security
         Holders............................................  		15

Item 6.	 Exhibits and Reports on Form 8-K...................  		15

Signatures.................................................. 		16

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                	NEXTHEALTH, INC. AND SUBSIDIARIES
                  	CONSOLIDATED BALANCE SHEETS
          	(000s, except share and per share amounts)

                                                  March 31,      December 31,
                                                    1999            1998
                                                 -----------    -------------
			       	                                      (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents.....................   		$  2,541      		$     843
    Accounts receivable, less allowance for
     doubtful accounts of $242 and $233,
     respectively............................  		    1,102	     	       955
    Prepaid expenses.........................  		      511	             313
    Other current assets..................... 		       537 	    	       554
                                                  ---------       ----------
       Total current assets..................		      4,691		          2,665

  Property and equipment, net................	   	  34,086       		  34,347
  Long-term receivables, less allowance for
   doubtful accounts of $30 and $45,
   respectively..............................		         89	     	       135
  Intangible assets, less amortization of
   $148 and $93, respectively................	         593	     	       648
  Other assets...............................		         20     	         20
                                                  ---------      -----------
      Total assets...........................	    	$39,479 	       	$37,815
                                                  =========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade..................   		$    893		      $     561
    Accrued expenses and other liabilities...		      3,974      		    3,610
                                                  ---------      -----------
      Total current liabilities..............  		    4,867    	  	    4,171

  Long-term debt and financing obligation....	   	  12,807      		   12,815
                                                  ---------      -----------
      Total liabilities......................   		  17,674    	  	   16,986

  Stockholders' Equity:
   Preferred stock - undesignated, $.01 par
    value, 3,924,979 shares authorized,
    no shares outstanding.....................	          --	             --
   Preferred stock, Series A, $.01 par value,
    46,065 shares authorized; 46,065 shares
    outstanding at March 31, 1999
    and December 31, 1998.....................           --		            --
   Common stock, $.01 par value, 16,000,000
    shares authorized; 8,554,938 shares
    outstanding at March 31, 1999 and
    December 31, 1998.........................	          86	             86
   Additional paid-in capital.................  		   47,997	     	   47,997
   Accumulated deficit........................  		  (26,278)      	 (27,254)
                                                    --------       ---------
      Total stockholders' equity..............  		   21,805       	  20,829
                                                    --------       ---------
      Total liabilities and stockholders'
       equity.................................   		$ 39,479        	$37,815
                                                   =========       =========

	The accompanying notes are an integral part of the consolidated financial statements.

                 	NEXTHEALTH, INC. AND SUBSIDIARIES
               	CONSOLIDATED STATEMENTS OF OPERATIONS
             	(000s, except share and per share amounts)
                           	(Unaudited)

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                   	 	    1999          1998
                                          ----         ------
Revenue:
   Net operating revenue..............  		$  8,092     	$  6,821
   Other revenue...................... 		       45   	        26
                                          --------      ---------
      Total net revenue...............       8,137	        6,847

Operating expenses:
   Salaries and related benefits......    	  3,361	        3,074
   General and administrative.........  	    2,827	        2,511
   Depreciation and amortization......    	    671	          636
   Interest expense................... 	       302           353
                                          ---------     ---------
      Total operating expenses........       7,161	        6,574
                                          ---------     ---------
Income before income taxes............         976	          273

Income tax provision (benefit)........     	    --  	         --
                                          ---------     ---------
Net income............................  		$    976 	    $    273
                                          =========     =========
Shares used in basic per share
  calculation.........................		   8,554,938	    8,554,938
                                          ==========    ==========
Shares used in diluted per share
  calculation.........................  		13,195,495   	13,181,358
                                          ==========    ==========
Basic income per common
  share............................... 			$      .11	   $      .03
                                          ==========    ==========
Diluted income per common
  share............................... 			$      .07   	$      .02
                                          ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  	NEXTHEALTH, INC. AND SUBSIDIARIES
                	CONSOLIDATED STATEMENTS OF CASH FLOWS
                              	(000s)
                           	(Unaudited)

                                           Three Months Ended
                                               March 31,
                                           ------------------
                                           1999           1998
                                           ----           ----
Cash flows from operating activities:
  Net income..........................  	 	$    976	     $     273
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
     Depreciation and amortization....	  	      671   	        660
     Loss on disposal of assets.......  	        20	            --
     Provision for bad debts.......... 		       (10)      	     51
     Minority Interest................ 		        23	            15
Changes in operating assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable..............     		  ( 92)	          (27)
     Other assets.....................     		  (181)	          (84)
   Increase (decrease) in liabilities:
     Accounts payable, accrued expenses
       and other liabilities..........  		       673  	       (290)
                                              -------     ---------
Net cash provided by operating activities      2,080           598

Cash flows from investing activities:
   Purchase of property and equipment...        (323) 	        (86)
                                             --------    ----------
Net cash used in investing activities...  	     (323)	         (86)

Cash flows from financing activities:
   Reduction of long-term borrowings and
     financing obligation............... 	     (  59) 	       (372)
                                             --------    ----------
Net cash used in financing activities..  	     (  59)	        (372)
                                             --------    ----------
Net increase in cash and
  equivalents..........................   		   1,698	          140

Cash and equivalents at beginning
  of period............................          843 	         829
                                             --------    ----------
Cash and equivalents at end of period..     	$ 2,541    	$     969
                                             ========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    NEXTHEALTH, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (000s, except share amounts)
                             (Unaudited)

                                             Additional	  		            Total
                          Common Stock        Paid-in	  	Accumulated  Stockholders'
                         Cost       Shares    Capital      Deficit      Equity
                         ----      -------   ----------  -----------  ------------
Balance at
 December 31, 1998	      $  86     8,554,938  $  47,997   	$ (27,254)   $  20,829

Net income for the
 three months ended
 March 31, 1999		           --           --         --           976          976
                         -----     ---------  ---------    ----------   ---------
Balance at
 March 31, 1999	        	$  86     8,554,938  $  47,997   	$ (26,278)   $  21,805
                         =====     =========  =========    ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                            NEXTHEALTH, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (000s)
                             (Unaudited)

NOTE 1 - ORGANIZATION

NextHealth, Inc. (the "Company") is a leading provider of addiction treatment and therapeutic services, and a provider of programs and activities for a life-changing vacation alternative in a luxury resort setting. For over ten years, the Company has developed effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC, owns Sierra Tucson(TM), ("Sierra Tucson") an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc. d/b/a Miraval(TM), owns Miraval ("Miraval"), a unique vacation experience blending stress management, self-discovery and recreational activities in a luxury health and leisure resort environment.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying interim consolidated financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

NOTE 3 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three-month periods ending March 31, 1999 and 1998 are as stated below:


                               		March 31, 1999	       March 31, 1998
                                 --------------        --------------
Common shares	                	    8,554,938		            8,554,938
Convertible preferred shares      	4,606,500	            	4,606,500
Dilutive options	                		   34,057	                19,920
                                   ---------              ---------
Diluted shares			                 13,195,495		           13,181,358
                                  ==========             ==========

NOTE 4 - BUSINESS SEGMENT AND OTHER OPERATING DATA

The Company operates in two principal business segments; Treatment, and Health and Leisure (the Segments) through which it provides both health care and wellness and preventive health services. The Segments are located in and derive all their revenues from their facilities in Tucson, Arizona. The Treatment Segment includes an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis. Substantially all revenues in this Segment result from inpatient charges, therapy, professional fees, and pharmacy charges. The Health and Leisure Segment consists of a luxury resort providing a full range of self-discovery, stress management and recreational activities. Substantially all revenues in this Segment result from guest bookings, group bookings and retail sales of goods and services. Beginning in August 1998, each segment became responsible for interest expense.

Information about the Company's operations in different business segments for the three-month periods ending March 31, 1999 and 1998 is as follows:

                                                     Corporate
                                          Health &	     and
                              Treatment 	 Leisure  	 Other Items  	Consolidated
                              ---------   --------   -----------   ------------
1999
----------------------------
Total revenue...............		  $ 4,010	  $  4,097	   $     30	     $   8,137
Income (loss) before
 income tax benefit.........      1,347       (139)     (  232)	          976
Identifiable assets.........	     4,920     32,887	      1,672	        39,479
Capital expenditures........      	 219	       104           0	           323
Depreciation & amortization
  expense...................         80      	 586	          5	           671
Interest expense............        192        110	          0	           302

1998
----------------------------
Total revenue............... 	  $ 2,943  	$  3,878		   $    26   	  $   6,847
Income (loss) before
 income tax benefit.........        756	       227      (  710)	          273
Identifiable assets.........	     4,191	    30,078       4,393	        38,662
Capital expenditures........     	   29	        57	          0	            86
Depreciation & amortization
 expense	...................	        76	       495          65      	     636
Interest expense............		        0	         0   	     353	           353

NOTE 5- INCOME TAXES

No provision for income taxes was recorded in the three-month periods ended March 31, 1999 or March 31, 1998 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 6 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. At present, the Company does not have any account balances which cause comprehensive income (loss) to differ from net income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three-month period ended March 31, 1999. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of addiction treatment and therapeutic services, and a provider of programs and activities for a life-changing vacation alternative in a luxury resort setting. For over ten years, the Company has developed effective programs and services which address individual wellness and quality- of-life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Miraval, is a unique vacation experience blending stress management, self-discovery and recreational activities in a luxury health and leisure resort environment.

By developing Miraval, the Company believes that it has positioned itself to capitalize on the emerging health and leisure segment of the health care services industry. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment, Sierra Tucson. The Company is currently expanding the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices.
For the quarter ended March 31, 1999, the Treatment segment accounted for approximately 49% of the Company's operating revenues and approximately 37% of expenses, while the Health and Leisure segment accounted for approximately 50% of the Company's operating revenue and approximately 59% of operating expenses. The Company believes that the Health and Leisure segment will make more significant contributions to the Company's operating results in the future.

RESULTS OF OPERATIONS

Three-month period ended March 31, 1999 compared to three-month period ended March 31, 1998

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended March 31, 1999, compared to the same period in 1998 are discussed below.

                                                Three Months Ended
                                                      March 31,
                                          ---------------------------------
                                           1999       1998       % Change
                                           ----       ----       --------
Financial results:
 (000s, except per share amounts)
  Total net revenue...................   		$ 8,137	   $ 6,847     18.8 %
  Total operating expenses............   		  7,161	     6,574      8.9 %
  Net income..........................   		    976	       273    257.5 %
  Basic income per common share.......   		    .11	       .03 	  266.7 %
  Diluted income per common share.....    	    .07    		  .02	   250.0 %
  Net cash provided by operating
   activities.........................   		  2,080	       598	   247.8 %

Operating data:
  Patient days - Sierra Tucson........   	   5,236 	    4,325	    21.1 %
  Average daily census-Sierra Tucson..          58	        48     20.8 %
  Guest days - Miraval................    		 8,070	     8,376   (  3.7)%
  Room occupancy - Miraval............          59%        61%  (  3.3)%

For the three-month period ended March 31, 1999, net income increased $703,000 to $976,000 or 258% over the comparable quarter of 1998. Net cash provided by operating activities increased 248% resulting in net cash provided by operating activities of $2.1 million compared to the same period in 1998.

Total net revenue increased $1.3 million to $8.1 million, an increase of 19% when compared to the same period in 1998. Results reflect a 5.7% revenue increase at Miraval and a 36.6% revenue increase at Sierra Tucson, when compared to the corresponding quarter of 1998.

Salaries and related benefits decreased 3.6% as a percentage of revenue during the period. Salaries and related benefits increased $287,000 to $3.4 million, when compared to the same period in 1998. The increase was attributable to staffing adjustments at Miraval and staffing related to increased census at Sierra Tucson.

General and administrative expense decreased 2.0% as a percentage of revenue during the first quarter of 1999. General and administrative expense increased $316,000 to $2.8 million, an increase of 12.6% when compared to the same period in 1998. The increase was related to the Company's decision to emphasize advertising at Miraval during the quarter and increased census at Sierra Tucson.

The Company recognized a pre-tax income of $976,000 for the three-month period ended March 31, 1999. No provision or benefit for income taxes was recorded during this period due to the existence of deferred tax assets not previously benefited.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the Treatment segment's operating activities, funds generated from the sale of investments, proceeds from private equity offerings and long-term and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business.

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three-month period ended March 31, 1999. During this period, 43% of patient revenue was derived from retail payments and the remaining 57% from third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements as well as to offset any potential negative cash flow of the Health and Leisure segment, if needed.

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. During first quarter 1999, marketing initiatives for creating marketplace awareness and demand for Miraval's services resulted in a room occupancy rate of approximately 59%. Management believes that as marketplace demand for the Miraval product increases, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition. Miraval also contributed positive cash flow to the Company's operations during the first quarter of 1999.

For the three-month period ended March 31, 1999, the Company had capital expenditures of approximately $323,000. At March 31, 1999, the Company's cash and equivalents were $2.5 million.

On August 11, 1998, the Company's principal subsidiaries, Miraval and Sierra Tucson, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount available under the agreement was $14 million, of which $2.0 million was reserved for working capital ($1.0 million) and for capital improvements ($1.0 million). $700,000 of the working capital portion was available in 1998 and $300,000 is available in 1999. As of March 31, 1999, $292,000 had been drawn from the capital improvements reserve and $0 from the working capital reserve. The unused portion of the working capital reserve rolled over to the capital improvements reserve at January 1, 1999. Proceeds from the transaction were primarily used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan matures in three years (a one-year extension is available upon consent of the lender and payment of a 2% fee), bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The LIBOR rate at the date of closing was 5.65%. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate which limits the maximum rate to be paid by the Company to 10.5%.

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

Management believes that funds from operations combined with the funds available from the Lehman transaction will provide the cash necessary to meet its short-term capital needs. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1999 operating losses do not exceed an amount sustainable by these funds. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

In order to address Year 2000 issues, the Company has established a committee consisting of representatives from both the Treatment segment and the Health and Leisure segment. The committee's approach will be to follow four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are not affected. Of the systems which are not currently Year 2000 compliant, the current vendors have tested and implemented (at other customers) a solution to the problem. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could force Sierra Tucson to operate certain aspects of their business on a manual system which could result in a negative impact to cash flow (liquidity). The Company will continue to monitor the progress with the modifications and/or replacement systems and develop contingency plans for all critical systems not meeting benchmark dates. The cost for replacement or upgrades is between $150,000 and $250,000 and is being funded through operating cash flow. As of March 31, 1999, the Company has incurred approximately $23,000 in expenses related to Year 2000.

The Company interfaces directly with credit card companies for payment of services rendered. The Company has successfully completed the testing phase, based on the software companies criteria.

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

The Company is finalizing its assessment of its most reasonably likely worst case Year 2000 scenario. The responses the Company receives from suppliers regarding their Year 2000 readiness will play a critical role in these determinations. This and other relevant information will be utilized to develop the Company's contingency plan. It is presently expected that the contingency plan will be developed by June 30, 1999.

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

In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on State leased land, and in October 1998, the Company entered into a 50-year lease agreement for the property with the Arizona State Land Department. The relocation initially provided 63 beds, and in March 1999 the Company began construction of space for 16 additional beds as well as additional administrative offices.
 Construction is scheduled for completion in September 1999.

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

The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1998 and 1997, occupancy levels fell off during the summer months. Miraval was closed for two weeks in July 1997 and for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. A similar closure is not anticipated for 1999.

Management's strategy for Miraval will be to continue to improve its unique program structure based on guest feedback. Aggressive public relations efforts and increased media placement will also be utilized in order to provide improved national exposure for Miraval. Several public relations pieces are being developed and press releases will be submitted to select publications throughout the year to insure that a high profile is maintained.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Management's Discussion and Analysis of Financial Condition and Results of Operations (particularly as it relates to the Business Outlook section of this report, and the growth of the Health and Leisure segment) contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. While management believes that such forward looking statements are accurate as of the date hereof, the actual results and conditions could differ materially from the statements contained herein. The information below should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included elsewhere and in other portions of this document.

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

      	       Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              NONE

                          	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NextHealth, Inc.
                               ----------------------------------------
                               Registrant



DATE: May 12, 1999             BY:  /s/ William T. O'Donnell, Jr.
                                  -------------------------------------
                                  WILLIAM T. O'DONNELL, JR.
                                  President & Chief Executive Officer



DATE: May 12, 1999             BY:  /s/ Loree Thompson
                                  ------------------------------------
                                  LOREE THOMPSON
                                  Principal Financial & Accounting
                                   Officer