Form 10-Q
period 1999-06-30
NEXTHEALTH INC
filed 1999-08-12
CIK 855272

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1999

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ___________ to ___________


                 Commission File Number: 0-17969


                       NEXTHEALTH, INC.
       (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   86-0589712
-------------------------------          ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona                85739
----------------------------------------------            -----------
(Address of Principal Executive Offices)                  (Zip Code)


                                (520) 792-5800
           ----------------------------------------------------
           (Registrant's Telephone Number, including Area Code)


                                    N/A
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X]  YES   [  ]  NO

On August 2, 1999, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 17 of all exhibits filed as a part of this report.

                        NEXTHEALTH, INC.
                           FORM 10-Q
                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1999
        (unaudited) and December 31, 1998.....................    3

        Unaudited Consolidated Statements of Operations for
        the three and six-month periods ended June 30, 1999
        and 1998..............................................    4

        Unaudited Consolidated Statements of Cash Flows for
        the six-month periods ended June 30, 1999 and 1998....    5

        Unaudited Consolidated Statements of Changes in
        Stockholders' Equity for the six-month period ended
        June 30, 1999.........................................    6

        Unaudited Notes to the Consolidated Financial
        Statements............................................    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................   10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................   17

Item 4. Submission of Matters to a Vote of Security Holders...   17

Item 6. Exhibits and Reports on Form 8-K......................   17

Signatures....................................................   18

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               NEXTHEALTH, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           (000s, except share and per share amounts)

                                              June 30,      December 31,
                                                1999            1998
                                              ---------     ------------
(Unaudited)
<
ASSETS
  Current Assets:
    Cash and equivalents..................    $   2,395       $     843
    Accounts receivable, less allowance
     for doubtful accounts of $339 and
     $233, respectively...................        1,385             955
    Prepaid expenses......................          471             313
    Other current assets..................          511             554
                                               ---------      ----------
     Total current assets.................        4,762           2,665

  Property and equipment, net.............       34,026          34,347
  Long-term receivables, less allowance
   for doubtful accounts of $24 and $45,
   respectively...........................           72             135
  Intangible assets, less amortization
   of $202 and $93, respectively..........          539             648
  Other assets............................           19              20
                                               ---------      ----------
     Total assets.........................     $ 39,418          $37,815
                                               =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable, trade.................     $    560       $      561
  Accrued expenses and other liabilities..        3,861            3,610
                                               ---------      ----------
     Total current liabilities............        4,421            4,171

  Long-term debt and financing obligation.       12,791           12,815
                                               ---------      ----------
     Total liabilities....................       17,212           16,986

  Stockholders' Equity:
   Preferred stock - undesignated, $.01 par
    value, 3,924,979 shares authorized, no
    shares outstanding....................          --               --
   Preferred stock, Series A, $.01 par
    value, 46,065 shares authorized; 46,065
    shares outstanding at June 30, 1999
    and December 31, 1998.................          --               --
   Common stock, $.01 par value, 16,000,000
    shares authorized; 8,554,938 shares
    outstanding at June 30, 1999 and
    December 31, 1998.....................          86               86
   Additional paid-in capital.............      47,997           47,997
   Accumulated deficit....................     (25,877)         (27,254)
                                              ---------       ----------
     Total stockholders' equity...........      22,206           20,829
                                              ---------       ----------
     Total liabilities and stockholders'
      equity..............................    $ 39,418          $37,815
                                              =========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEXTHEALTH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000s, except share and per share amounts)
                                (Unaudited)


                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                    ------------------        -------------------
                                    1999          1998         1999          1998
                                    ----          ----         ----          ----
Revenue:
 Net operating revenue...........  $  7,606     $  7,180       $ 15,698     $ 14,001
 Other revenue...................        21          143             66          169
                                   --------     --------       --------     --------
   Total net revenue.............     7,627        7,323         15,764       14,170

Operating expenses:
 Salaries and related benefits...     3,361        3,385          6,722        6,459
 General and administrative......     2,902        2,719          5,729        5,230
 Depreciation and amortization...       667          636          1,338        1,272
 Interest expense................       296          365            598          718
                                   --------     --------       --------     --------
   Total operating expenses......     7,226        7,105         14,387       13,679
                                   --------     --------       --------     --------
Income before income taxes.......       401          218          1,377          491

Income tax provision (benefit)...        --           --             --           --
                                   --------     --------       --------     --------
Net income.......................  $    401     $    218       $  1,377     $    491
                                   --------     --------       --------     --------
Shares used in basic per share
 calculation.....................  8,554,938    8,554,938      8,554,938    8,554,938
                                   =========    =========      =========    =========
Shares used in diluted per share
 calculation.....................  13,169,808   13,346,559     13,183,875   13,253,883
                                   ==========   ==========     ==========   ==========
Basic income per common
 share...........................  $     .05    $     .03      $     .16    $      .06
                                   ==========   ==========     ==========   ==========
Diluted income per common
 share...........................  $     .03    $     .02      $     .10    $      .04
                                   ==========   ==========     ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                  NEXTHEALTH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (000s)
                          (Unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                ---------------------
                                                  1999          1998
                                                --------      --------
Cash flows from operating activities:
 Net income....................................  $  1,377       $    491
 Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization..............     1,338          1,321
    Loss on disposal of assets.................        20             --
    Provision for bad debts....................       110            102
    Minority Interest..........................        46             39
Changes in operating assets and liabilities:
(Increase) decrease in assets:
    Accounts receivable........................      (477)           123
    Other assets...............................      (115)          ( 28)
 Increase (decrease) in liabilities:
    Accounts payable, accrued expenses
     and other liabilities.....................       192           (948)
                                                 ---------     ----------
Net cash provided by operating activities......     2,491          1,100

Cash flows from investing activities:
 Purchase of property and equipment............      (876)          (442)
                                                 ---------     ----------
Net cash used in investing activities..........      (876)          (442)

Cash flows from financing activities:
 Reduction of long-term borrowings and
  financing obligation.........................     (  63)          (740)
                                                 ---------     ----------
Net cash used in financing activities..........     (  63)          (740)
                                                 ---------     ----------
Net increase (decrease) in cash and
 equivalents...................................     1,552          (  82)

Cash and equivalents at beginning of period....       843            829
                                                 ---------     ----------
Cash and equivalents at end of period..........  $  2,395      $     747
                                                 =========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   NEXTHEALTH, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (000s, except share amounts)
                            (Unaudited)

                                          Additional                      Total
                      Common Stock          Paid-in     Accumulated    Stockholders'
                     Cost     Shares        Capital      Deficit          Equity
                     ----     ------      ----------    -----------    -------------
Balance at
 December 31, 1998    $  86   8,554,938    $ 47,997       $ (27,254)      $ 20,829

Net income for the
 six months ended
 June 30, 1999           --         --          --            1,377          1,377
                      -----   ---------    --------      -----------      ---------
Balance at
 June 30, 1999        $  86   8,554,938    $ 47,997       $ (25,877)      $  22,206
                      =====   =========    ========      ===========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            NEXTHEALTH, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (000s, except share amounts)
                             (Unaudited)

NOTE 1 - ORGANIZATION

NextHealth, Inc. (the "Company") is a leading provider of addiction treatment and therapeutic services, and a provider of programs and activities for a life-balancing vacation alternative in a luxury resort setting. For over ten years, the Company has developed effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC, owns Sierra Tucson(TM), ("Sierra Tucson") an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc. d/b/a Miraval(TM) owns Miraval ("Miraval"), a unique vacation experience blending stress management, self-awareness and recreational activities in a luxury health and leisure resort environment.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying interim consolidated financial statements as of June 30, 1999 and for the three and six-month periods ended June 30, 1999 and 1998 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the
results that may be expected for the year ended December 31, 1999.   The
operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1998 and 1999, occupancy levels fell off during the summer months. Miraval was closed for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Miraval did not close during July 1999.

NOTE 3 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three and six-month periods ending June 30, 1999 and 1998 are as stated below:

                                 Three-month period         Six-month period
                                    ended June 30,           ended June 30,
                                 ------------------         ----------------
                                1999            1998       1999           1998
                                ----            ----       ----           ----
Common shares                 8,554,938       8,554,938   8,554,938    8,554,938
Convertible preferred shares  4,606,500       4,606,500   4,606,500    4,606,500
Dilutive options                  8,370          42,206      22,437       32,337
Dilutive warrants                    --         142,915          --       60,108
                              ---------       ---------   ---------    ----------
Diluted shares               13,169,808      13,346,559  13,183,875   13,253,883
                             ==========      ==========  ==========   ===========

NOTE 4 - BUSINESS SEGMENT AND OTHER OPERATING DATA

The Company operates in two principal business segments; Treatment, and Health and Leisure (the Segments) through which it provides both health care and wellness and preventive health services. The Segments are located in and derive all their revenues from their facilities in Tucson, Arizona. The Treatment Segment includes an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis. Substantially all revenues in this Segment result from inpatient charges, therapy, professional fees, and pharmacy charges. The Health and Leisure Segment consists of a luxury resort providing a full range of self-awareness, stress management and recreational activities. Substantially all revenues in this Segment result from guest bookings, group bookings and retail sales of goods and services. Beginning in August 1998, each segment became responsible for interest expense.

Information about the Company's operations in different business segments for the three and six-month periods ending June 30, 1999 and 1998 is as follows:

                                                    Corporate
                                         Health &       and
                             Treatment    Leisure  Other Items   Consolidated
                             ---------   --------  -----------   -------------
Three-month period ended
 June 30, 1999
---------------------------
Total revenue...............  $ 4,155     $  3,466    $     6     $   7,627
Income (loss) before
  income tax benefit........    1,229         (562)      (266)          401
Identifiable assets.........    5,856       31,796      1,766        39,418
Capital expenditures........      464           89         --           553
Depreciation & amortization
  expense...................       82          583          2           667
Interest expense............      191          104          1           296

Six-month period ended
June 30, 1999
-----------------------------
Total revenue...............  $ 8,166     $  7,563    $    35      $ 15,764
Income (loss) before
  income tax benefit........    2,576         (701)  (    498)        1,377
Identifiable assets.........    5,856       31,796      1,766        39,418
Capital expenditures........      683          193         --           876
Depreciation & amortization
  expense...................      163        1,170          5         1,338
Interest expense............      383          214          1           598

                                                      Corporate
                                           Health &       and
                               Treatment    Leisure  Other Items  Consolidated
                               ---------   --------  -----------  ------------
Three-month period ended
 June 30, 1998
----------------------------
Total revenue................   $ 3,616     $  3,564   $    143    $   7,323
Income (loss) before
  income tax benefit.........     1,170         (358)      (594)         218
Identifiable assets..........     4,174       29,504      4,224       37,902
Capital expenditures.........       246          109          1          356
Depreciation & amortization
  expense....................        73          499         64          636
Interest expense.............         1            0        364          365

Six-month period ended
June 30, 1998
-----------------------------
Total revenue................    $ 6,558   $   7,442   $    170    $ 14,170
Income (loss) before
  income tax benefit.........      1,926        (130)    (1,305)        491
Identifiable assets..........      4,174      29,504      4,224      37,902
Capital expenditures.........        275         166          1         442
Depreciation & amortization
  expense....................        149         994        129       1,272
Interest expense.............          1           0        717         718

NOTE 5- INCOME TAXES

No provision for income taxes was recorded in the three or six-month periods ended June 30, 1999 and 1998 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 6 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. At present, the Company does not have any account balances which cause comprehensive income (loss) to differ from net income (loss).

NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated statements of operations have been reclassified to conform to the presentation used in second quarter 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six-month periods ended June 30, 1999. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of addiction treatment and therapeutic services, and a provider of programs and activities for a life-balancing vacation alternative in a luxury resort setting. For over ten years, the Company has developed effective programs and services which address individual wellness and quality- of-life issues through a whole person, mind-body approach.

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, is a state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Miraval, is a unique vacation experience blending stress management, self-awareness and recreational activities in a luxury health and leisure resort environment.

The Company is seeking additional opportunities to increase market share for its existing Treatment segment, Sierra Tucson. In July 1999, the Company completed expansion of the Sierra Tucson facilities which increased bed capacity by approximately 20%. For the six-month period ended June 30, 1999, the Treatment segment accounted for approximately 52% of the Company's operating revenues and approximately 39% of expenses, while the Health and Leisure segment accounted for approximately 48% of the Company's operating revenue and approximately 57% of operating expenses. The Company believes that the Health and Leisure segment will make a more significant contribution to the Company's operating results in the future.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1998

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended June 30, 1999, compared to the same period in 1998 are discussed below.

                                                          Three Months Ended
                                                              June 30,
                                                   -------------------------------
                                                   1999          1998    % Change
                                                   ----          ----    --------
Financial results: (000s, except per share amounts)
  Total net revenue............................     $ 7,627      $ 7,323     4.2 %
  Total operating expenses.....................       7,226        7,105     1.7 %
  Net income...................................         401          218    83.9 %
  Basic income per common share................         .05          .03    66.7 %
  Diluted income per common share..............         .03          .02    50.0 %
  Net cash provided by operating activities....         411          502   (18.1)%

Operating data:
  Patient days - Sierra Tucson.................       5,312        5,379   ( 1.3)%
  Average daily census - Sierra Tucson.........          58           59   ( 1.7)%
  Guest days - Miraval.........................       7,474        9,624   (22.3)%
  Room occupancy - Miraval.....................        53.2%        65.9%  (19.3)%

For the three-month period ended June 30, 1999, net income increased $183,000 to $401,000 or 83.9% over the comparable quarter of 1998. Net cash provided by operating activities decreased 18% resulting in net cash provided by operating activities of $411,000 compared to net cash provided by operating activities of $502,000 for the same period in 1998.

Total net revenue increased $304,000 to $7.6 million, an increase of 4.2% when compared to the same period in 1998. Results reflect a 14.9% revenue increase at Sierra Tucson which was partially offset by a less than 3% decrease at Miraval.

Salaries and related benefits decreased 2.2% as a percentage of revenue during the period. Salaries and related benefits decreased $24,000 to $3.4 million, when compared to the same period in 1998. The decrease is attributable to a 3.8% reduction in salaries and related benefits at Miraval which was partially offset by a 4.3% increase at Sierra Tucson.

General and administrative expense increased 1.0% as a percentage of revenue during the second quarter of 1999. General and administrative expense increased $183,000 to $2.9 million, an increase of 6.7% when compared to the same period in 1998. The increase is primarily related to the additional allowance for doubtful accounts made in the second quarter of 1999 related to commercial insurance receivables.

Interest expense decreased $69,000 or 18.9% to $296,000. The decrease reflects the lower rate on the loan outstanding in 1999 than the rate charged on the loan outstanding in 1998.

The Company recognized pre-tax income of $401,000 for the three-month period ended June 30, 1999. No provision or benefit for income taxes was recorded during this period due to the existence of deferred tax assets not previously benefited.

SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1998

The significant changes in results of operations and net cash provided by operating activities for the six-month period ended June 30, 1999, compared to the same period in 1998 are discussed below.

                                                      Six Months Ended
                                                          June 30,
                                                  ----------------------------
                                                   1999      1998      % Change
                                                   ----      ----      --------
Financial results: (000's except per share amounts)
  Total net revenue...........................     $ 15,764  $ 14,170      11.3 %
  Total operating expenses....................       14,387    13,679       5.2 %
  Net income..................................        1,377       491     180.5 %
  Basic income per common share...............         0.16      0.06     166.7 %
  Diluted income per common share.............         0.10      0.04     150.0 %
  Net cash provided by operating activities...        2,491     1,100     126.5 %

Operating data:
  Patient days - Sierra Tucson................       10,548     9,704       8.7 %
  Average daily census - Sierra Tucson........           58        54       7.4 %
  Guest days - Miraval........................       15,544    18,000     (13.6)%
  Room occupancy - Miraval....................         56.2%     63.6%    (11.6)%

For the six-month period ended June 30, 1999, net income increased $886,000 to $1.4 million or 180.5% over the same period of 1998. Net cash provided by operating activities increased to $2.5 million compared to $1.1 million for the six-month period of 1998; a 126.5% increase.

Total net revenue for the six-month period ended June 30, 1999 increased $1.6 million or 11.3% to $15.8 million when compared to the same period of 1998. The increase is attributable to a 24.7% revenue increase at Sierra Tucson and a 1.6% revenue increase at Miraval.

Salaries and related benefits decreased 2.9% as a percentage of revenue during the six-month period. Salaries and related benefits increased $263,000 to $6.7 million or 4.1% when compared to 1998. The increase is due primarily to staffing adjustments related to increased utilization at Sierra Tucson.

General and administrative expense decreased .6% as a percentage of revenue during the six-month period ended June 30, 1999. General and administrative expense increased $499,000 or 9.5% to $5.7 million when compared to the same period of 1998.

Interest expense decreased $120,000 to $598,000 or 16.7% when compared to the previous year. The decrease reflects the lower rate on the loan outstanding in 1999 than the rate charged on the loan outstanding in 1998.

The Company recognized pre-tax income of $1.4 million for the six-month period ended June 30, 1999. No provision or benefit for income taxes was recorded during this period due to the existence of deferred tax assets not yet previously benefited.

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

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and six-month periods ended June 30, 1999. During the six-month period ended June 30, 1999, 44% of patient revenue was derived from retail payments and the remaining 56% from insurance, contracts and other third party payors. The increase in revenue from third party payors has resulted in an increase in accounts receivable and the related allowance for doubtful accounts. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements, fund anticipated capital projects, and to offset any potential negative cash flow of the Health and Leisure segment, if needed.

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. During second quarter 1999, Miraval's room occupancy rate was approximately 53%. Management believes that as marketplace demand for the Miraval product increases, the Health and Leisure segment will make a more significant contribution to the Company's financial condition. Even though Miraval operated at a negative cash flow for the three-month period ended June 30, 1999, it contributed positive cash flow for the six-month period ended June 30, 1999.

For the three-month period ended June 30, 1999, the Company had capital expenditures of approximately $553,000 primarily related to the expansion at Sierra Tucson discussed below. At June 30, 1999, the Company's cash and equivalents were $2.4 million.

On August 11, 1998, the Company's principal subsidiaries, Miraval and Sierra Tucson, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount available under the agreement was $14 million, of which $2.0 million was reserved for working capital ($1.0 million) and for capital improvements ($1.0 million). $700,000 of the working capital portion was available in 1998 and $300,000 is available in 1999. As of June 30, 1999, $292,000 had been drawn from the capital improvements reserve and $0 from the working capital reserve. The unused portion of the working capital reserve rolled over to the capital improvements reserve at January 1, 1999.

Proceeds from the transaction were primarily used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan matures in three years (a one-year extension is available upon consent of the lender and payment of a 2% fee), bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The LIBOR rate at the date of closing was 5.65%. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate which limits the maximum rate to be paid by the Company to 10.5%. The loan is secured by a first lien against all real and personal property of Miraval and by the assets of Sierra Tucson. It is also partially guaranteed (to the extent of liability arising by reason of certain exclusions to the non-recourse provisions of the loan) by the Company and to a more limited extent by Apollo Real Estate Investment Fund II, L.P. ("Apollo"). Apollo, an affiliate of APNH, received a fee in the amount of $140,000 in consideration of its guarantee.

Management believes that funds from operations combined with the funds available from the Lehman transaction will provide the cash necessary to meet its short-term capital needs. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1999 operating expenses do not exceed an amount sustainable by these funds. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

In order to address Year 2000 issues, the Company has established a committee consisting of representatives from both the Treatment segment and the Health and Leisure segment. The committee's approach will be to follow four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are not affected. Of the systems which are not currently Year 2000 compliant, the current vendors have tested and implemented (at other customers) a solution to the problem. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could force Sierra Tucson to operate certain aspects of their business on a manual system which could result in a negative impact to cash flow (liquidity). The Company will continue to monitor the progress with the modifications and/or replacement systems and develop contingency plans for all critical systems not meeting benchmark dates. The cost for replacement or upgrades is between $150,000 and $250,000 and is being funded through operating cash flow. As of June 30, 1999, the Company has incurred approximately $72,000 in expenses related to Year 2000.

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

The Company is finalizing its assessment of its most reasonably likely worst case Year 2000 scenario. The responses the Company receives from suppliers regarding their Year 2000 readiness will play a critical role in these determinations. This and other relevant information is being utilized to develop the Company's contingency plan which is in the final stages of completion.

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

BUSINESS OUTLOOK

Performance in the Treatment segment (Sierra Tucson) will be driven by continued cost control efforts as well as new marketing initiatives. Particular emphasis will be placed on increasing awareness of Sierra Tucson's innovative treatment programs through a combination of focused advertising, direct mail, field sales and outbound telemarketing campaigns. In addition to continuing its traditional marketing efforts to the referent therapist community and alumni, Sierra Tucson will participate in various conferences and professional boards and organizations in order to enhance Sierra Tucson's national exposure and to increase the number of prospective patients.

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

Sierra Tucson's operations are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). JCAHO accreditation is important to the operations of Sierra Tucson since most insurance companies require such accreditation in order for the treatment of patients to qualify for insurance payment or reimbursement. Sierra Tucson successfully completed its JCAHO review in May 1999 by receiving accreditation with commendation. The next scheduled review by JCAHO will be in May 2002.

In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on State leased land, and in October 1998, the Company entered into a 50-year lease agreement for the property with the Arizona State Land Department. In July 1999 the Company completed construction of space for additional beds and administrative offices. In addition, effective July 1, 1999, Sierra Tucson initiated a rate increase.

Miraval, the Company's health and leisure resort, has been in operation since December, 1995, and media coverage for the facility continues to be positive. In May 1999, Miraval was featured on CNN's Medical News Segment in a piece called "Mindful Living". In addition to receiving media attention in such prestigious publications as Travel and Leisure, Conde Nast Traveler, Gourmet Magazine and Sunset Magazine, Miraval is receiving increased attention from Tucson and Phoenix vicinity publications. This coverage has contributed to increased utilization of Miraval's Day Spa programs.

The frequent individual traveler and return guest have played an integral role in Miraval's success to date. Through its quarterly guest newsletter, Miraval will offer special return guest programs. This recognition is aimed at stimulating future bookings and recommendations to friends which has proven to be one of the most effective means for generating new and repeat business.

Based on guest comments, special retreats and pilot programs will be offered in order to test interest levels. Some of the programs being considered are weight loss, women's health issues, naturalist programs and special healing programs. Miraval also continues to solicit to groups that would enjoy and benefit from the Miraval experience.

The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1998 and 1999, occupancy levels fell off during the summer months. Miraval was closed for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Miraval remained open during July 1999, but still experienced seasonal fluctuations in occupancy.

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

Miraval's unique blending of luxury resort recreational activities with stress management and self-awareness programs clearly differentiates it from the spas with which it competes. Due to Miraval's relatively short history and the uniqueness of its programs and services, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. Currently, its competitors have greater name recognition as well as long-standing relationships with travel agents and meeting planners. Market share must be obtained from competitors and from introducing new customers to the benefits of the Miraval product. Longevity in the marketplace plays a key role in attaining credibility in this highly competitive field.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 27, 1999. The Company's stockholders elected Mr. George L. Ruff as director and selected Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

           NONE

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NextHealth, Inc.
                                    ------------------------------------
                                    Registrant


DATE:  August 11, 1999              BY: /s/William T. O'Donnell, Jr.
                                       ---------------------------------
                                       WILLIAM T. O'DONNELL, JR.
                                       President and Chief Executive Officer

DATE:   August 11, 1999             BY: /s/Loree Thompson
                                       ---------------------------------
                                       LOREE THOMPSON
                                       Principal Financial and
                                        Accounting Officer