Form 10-Q
period 1999-09-30
NEXTHEALTH INC
filed 1999-11-12
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 1999

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from ___________ to ___________


               Commission File Number: 0-17969


                          NEXTHEALTH, INC.
   (Exact Name of Registrant as Specified in its Charter)


  Delaware                                       86-0589712
-------------------------------          ------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona            85739
----------------------------------------------          ---------
(Address of Principal Executive Offices)                (Zip Code)


                                (520) 792-5800
          (Registrant's Telephone Number, including Area Code)

                                      N/A
      (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [] NO

On November 5, 1999, there were 8,554,938 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 17 of all exhibits filed as a part of this report.

                        NEXTHEALTH, INC.
                           FORM 10-Q
                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1. Financial Statements

       Consolidated Balance Sheets as of September 30, 1999
       (unaudited) and December 31, 1998                          3

       Unaudited Consolidated Statements of Operations for
       the three and nine-month periods ended September
       30, 1999 and 1998                                          4

       Unaudited Consolidated Statements of Cash Flows
       for the nine-month periods ended September 30,
       1999 and 1998                                              5

       Unaudited Consolidated Statements of Changes in
       Stockholders' Equity for the nine-month period
       ended September 30, 1999                                   6

       Unaudited Notes to the Consolidated Financial
       Statements                                                 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                        17

Item 6. Exhibits and Reports on Form 8-K                         17

Signatures                                                       18

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               NEXTHEALTH, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           (000s, except share and per share amounts)

                                      September  30,     December 31,
                                          1999              1998
                                      --------------     -------------
                                       (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents                $   2,963         $   843
    Accounts receivable,less allowance
     for doubtful accounts of $426 and
     $233, respectively                     1,151             955
    Prepaid expenses                          439             313
    Other current assets                      466             554
                                         ---------        --------
     Total current assets                   5,019           2,665
  Property and equipment, net              33,780          34,347
  Long-term receivables, less allowance
   for doubtful accounts of $26 and $45,
   respectively                                77             135
  Intangible assets, less amortization of
   $256 and $93, respectively                 485             648
  Other assets                                 20              20
                                         --------         ---------
     Total assets                        $ 39,381         $37,815
                                         ========         =========
LIABILITIES AND STOCKHOLDERS'EQUITY
  Current Liabilities:
    Accounts payable, trade              $    732         $   561
    Accrued expenses and other
     liabilities                            4,137           3,610
                                         --------         ---------
     Total current liabilities              4,869           4,171
    Long-term debt and financing
     obligation                            12,735          12,815
                                         --------         ---------
     Total liabilities                     17,604          16,986

  Stockholders' Equity:
   Preferred stock - undesignated,
    $.01 par value, 3,924,979 shares
    authorized, no shares outstanding         --              --
   Preferred stock, Series A, $.01 par
    value, 46,065 shares authorized;
    46,065 shares outstanding at
    September 30, 1999 and December
    31, 1998                                  --              --
   Common stock, $.01 par value,
    16,000,000 shares authorized;
    8,554,938 shares outstanding at
    September 30, 1999 and December
    31, 1998                                  86               86
   Additional paid-in capital             47,997           47,997
   Accumulated deficit                   (26,306)         (27,254)
                                         --------         --------
     Total stockholders' equity           21,777           20,829
                                         --------         --------
     Total liabilities and
      stockholders' equity              $ 39,381          $37,815
                                        =========         ========

The accompanying notes are an integral part of the consolidated financial statements.

               NEXTHEALTH, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
           (000s, except share and per share amounts)
                          (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                           September 30,       September 30,
                                       ------------------    -----------------
                                       1999        1998      1999       1998
                                       ----        ----      ----       ----
Revenue:
   Net operating revenue              $  6,627    $  5,525  $22,325    $ 19,525
   Other revenue                            23          17       89         187
                                      --------    --------  --------   --------
     Total net revenue                   6,650       5,542   22,414      19,712

Operating expenses:
   Salaries and related benefits         3,353       2,868   10,075       9,326
   General and administrative            2,753       2,489    8,481       7,720
   Depreciation and amortization           673         657    2,012       1,929
   Interest expense                        300         334      898       1,052
                                      --------    --------  --------   --------
     Total operating expenses            7,079       6,348   21,466      20,027
                                      --------    --------  --------   --------

Income (loss) before extraordinary
  item                                    (429)       (806)     948        (315)

Extraordinary item                          --        (264)      --        (264)
                                      ---------   ---------  --------   --------
Net income (loss)                     $   (429)   $ (1,070)  $   948    $  (579)
                                      =========   =========  ========   ========
Shares used in basic per share
  calculation                         8,554,938   8,554,938  8,554,938  8,554,938
                                      =========   =========  =========  =========

Shares used in diluted per share
  calculation                         8,554,938   8,554,938 13,180,742  8,554,938
                                      =========   ========= ==========  =========
Basic income (loss) per common share:
  Before extraordinary item           $   (0.05)  $   (0.10)  $  0.11   $   (0.04)
  Extraordinary item                  $     --    $   (0.03)  $    --   $   (0.03)
                                      ----------  ---------- ---------  ----------
  Net income (loss)                   $   (0.05)  $   (0.13)  $  0.11   $   (0.07)
                                      ==========  ========== =========  ==========
Diluted income (loss) per common share:
  Before extraordinary item           $   (0.05)  $   (0.10)  $  0.07   $   (0.04)
  Extraordinary item                  $      --   $   (0.03)  $   --    $   (0.03)
                                      ----------  ----------  --------  ----------
  Net income (loss)                   $   (0.05)  $   (0.13)  $  0.07   $   (0.07)
                                      ==========  ==========  ========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

               NEXTHEALTH, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (000s)
                          (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                           -----------------
                                          1999           1998
                                          ----           ----
Cash flows from operating activities:
  Net income (loss)                       $  948       $  (579)
  Adjustments to reconcile net
   income to cash provided by operating
   activities:
    Depreciation and amortization          2,012         1,995
    Loss on early extinguishment of debt     --            264
    Loss on disposal of assets                22            --
    Provision for bad debts                  285           165
    Minority Interest                         68            58

Changes in operating assets and liabilities:
 (Increase) decrease in assets:
    Accounts receivable                     (423)          101
    Other assets                            ( 38)         (571)
 Increase (decrease) in liabilities:
    Accounts payable, accrued expenses
     and other liabilities                   616          (633)
                                         --------      --------
Net cash provided by operating
 activities                                3,490           800

Cash flows from investing activities:
    Purchase of property and equipment    (1,250)         (761)
                                         --------      --------
Net cash used in investing activities     (1,250)         (761)

Cash flows from financing activities:
    Proceeds from long-term borrowings       --         12,151
    Reduction of long-term borrowings
     and financing obligation              ( 120)      (11,907)
                                        ---------     ---------
Net cash (used in) provided by
  financing activities                     ( 120)         244
                                        ---------     ---------
Net increase in cash and equivalents       2,120          283

Cash and equivalents at beginning
 of period                                   843          829
                                        ---------     ---------
Cash and equivalents at end of period   $  2,963      $ 1,112
                                        =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                NEXTHEALTH, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (000s, except share amounts)
                           (Unaudited)

                                         Additional                    Total
                        Common Stock       Paid-in   Accumulated    Stockholders'
                       Cost    Shares      Capital     Deficit         Equity
                       ----    ------    ----------  -----------   -------------
Balance at
 December 31, 1998    $  86   8,554,938    $ 47,997    $(27,254)     $  20,829

Net income for the
 nine months ended
 September 30, 1999      --         --          --          948            948
                      -----   ---------    --------    ---------     ----------
Balance at
 September 30, 1999   $  86   8,554,938    $ 47,997    $(26,306)     $  21,777
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

The Company operates in two distinct business segments. The Treatment segment, Sierra Tucson, LLC, owns Sierra TucsonTM, ("Sierra Tucson") an inpatient, state licensed psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc. d/b/a MiravalTM owns Miraval ("Miraval"), a unique vacation experience blending stress management, self-awareness and recreational activities in a luxury health and leisure resort environment.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying interim consolidated financial statements as of September 30, 1999 and for the three and nine-month periods ended September 30, 1999 and 1998 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be
expected for the year ended December 31, 1999.   The operations
of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1998 and 1999, occupancy levels fell off during the summer months. Miraval was closed for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Miraval did not close during July 1999.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Shares used in the diluted per share calculation for the three and nine-month periods ending September 30, 1999 and 1998 are as stated below:

                                  Three-month period     Nine-month period
                                  ended September 30,    ended September 30,
                                  -------------------    -------------------
                                  1999         1998       1999          1998
                                  ----         ----       ----          ----
Common shares                    8,554,938    8,554,938   8,554,938    8,554,938
Convertible preferred shares            --          --    4,606,500           --
Dilutive options                        --          --       19,304           --
                                 ---------    ---------   ----------   ----------
Diluted shares                   8,554,938    8,554,938  13,180,742    8,554,938
                                 =========    =========  ==========    ==========

The dilutive effect of convertible preferred shares and options has been excluded from the per-share figures for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1998 as their effect is anti-dilutive (decrease the loss per-share amount).

NOTE 4 - BUSINESS SEGMENT AND OTHER OPERATING DATA

The Company operates in two principal business segments; Treatment, and Health and Leisure (the Segments) through which it provides both health care and wellness and preventive health services. The Segments are located in and derive all their revenues from their facilities in Tucson, Arizona. The Treatment Segment includes an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis. Substantially all revenues in this Segment result from inpatient charges, therapy, professional fees, and pharmacy charges. The Health and Leisure Segment consists of a luxury resort providing a full range of self-awareness, stress management and recreational activities. Substantially all revenues in this Segment result from guest bookings, group bookings and retail sales of goods and services. Beginning in August 1998, interest expense was reclassified from corporate to each segment.

Information about the Company's operations in different business segments for the three and nine-month periods ending September
30, 1999 and 1998 is as follows:

                                                     Corporate
                                           Health &       and
                                 Treatment  Leisure  Other Items  Consolidated
                                 --------- --------  -----------  ------------
Three-month period ended
 September 30, 1999
------------------------
Total revenue                     $ 4,302   $ 2,344    $     4      $ 6,650
Income (loss) before
  income tax benefit                1,196    (1,385)      (240)        (429)
Identifiable assets                 6,491    30,980      1,910       39,381
Capital expenditures                  303        71          0          374
Depreciation & amortization
  expense                              84       586          3          673
Interest expense                      191       109          0          300

Nine-month period ended
 September 30, 1999
------------------------
Total revenue                     $12,467   $ 9,907    $    40     $22,414
Income (loss) before
  income tax benefit                3,772    (2,086)     ( 738)        948
Identifiable assets                 6,491    30,980      1,910      39,381
Capital expenditures                  986       264          0       1,250
Depreciation & amortization
  expense                             246     1,756         10       2,012
Interest expense                      573       323          2         898

                                                       Corporate
                                            Health &       and
                                 Treatment   Leisure   Other Items  Consolidated
                                 ---------  --------   -----------  ------------
Three-month period ended
 September 30, 1998
-------------------------
Total revenue                    $ 3,532     $ 1,999    $     11      $  5,542
Income (loss) before
  extraordinary item                 965      (1,298)       (473)         (806)
Extraordinary item                    --         --         (264)         (264)
Net income (loss)                    965      (1,298)       (737)       (1,070)
Identifiable assets                4,300      32,643       1,347        38,290
Capital expenditures and
 intersegment transfers, net          56         262           1           319
Depreciation & amortization
  expense                             89         521          47           657
Interest expense                     112          58         164           334

Nine-month period ended
 September 30, 1998
------------------------
Total revenue                    $10,090     $ 9,441    $    181      $ 19,712
Income (loss) before
  extraordinary item               2,891      (1,428)     (1,778)         (315)
Extraordinary item                    --          --        (264)         (264)
Net income (loss)                  2,891      (1,428)     (2,042)         (579)
Identifiable assets                4,300      32,643       1,347        38,290
Capital expenditures and
 intersegment transfers, net         331         428           2           761
Depreciation & amortization
  expense                            238       1,515         176         1,929
Interest expense                     113          58         881         1,052

NOTE 5- INCOME TAXES

No provision for income taxes was recorded in the nine-month period ended September 30, 1999 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 6 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. At present, the Company does not have any account balances which cause comprehensive income (loss) to differ from net income (loss).

NOTE 7 - EXTRAORDINARY ITEM

In August 1998, the Company repaid the mortgage debt with AP LOM, LLC. The write-off of the prepaid financing costs and unamortized note discount associated with the debt are classified as an extraordinary item on the September 30, 1998 financial statements.

NOTE 8 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated statements of operations have been reclassified to conform to the presentation used in third quarter 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 1999. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

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

In July 1999, the Sierra Tucson facilities were expanded to increase bed capacity by approximately 20%. For the nine-month period ended September 30, 1999, the Treatment segment accounted for approximately 55.6% of the Company's operating revenues and approximately 40.5% of expenses, while the Health and Leisure segment accounted for approximately 44.2% of the Company's operating revenue and approximately 55.9% of operating expenses. The Company believes that the Health and Leisure segment will make a more significant contribution to the Company's operating results in the future.

RESULTS OF OPERATIONS

Three-month period ended September 30, 1999 compared to three-month period ended September 30, 1998

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended
September 30, 1999, compared to the same period in 1998 are discussed below.

                                                 Three Months Ended
                                                    September 30,
                                         -------------------------------------
                                         1999          1998           % Change
                                         ----          ----           --------
Financial results:
(000s, except per share amounts)
  Total net revenue                      $ 6,650      $ 5,542           20.0 %
  Total operating expenses                 7,079        6,348           11.5 %
                                         -------      -------
  Net loss before extraordinary item        (429)        (806)          46.8 %
  Extraordinary item                          --         (264)           --
                                         -------      -------
  Net loss                                  (429)      (1,070)          59.9 %
  Basic and diluted loss per
   common share:
    Before extraordinary item              (0.05)       (0.10)          50.0 %
    Extraordinary item                       --         (0.03)           --
                                         --------     --------
    Net loss                               (0.05)       (0.13)          61.5 %
  Net cash provided by operating
   activities                                999         (300)         433.0 %

Operating data:
  Patient days - Sierra Tucson             5,069        4,964            2.1 %
  Average daily census - Sierra Tucson        55           54            1.9 %
  Guest days - Miraval                     6,821        6,707            1.7 %
  Room occupancy - Miraval                  46.3%        46.5%          (0.4)%

For the three-month period ended September 30, 1999, net loss decreased $641,000 to $429,000, a 59.9% improvement over the comparable quarter of 1998. Net cash provided by operating activities was $999,000 compared to net cash used in operating activities of $300,000 for the same period in 1998; a $1.3 million improvement.

Total net revenue increased $1.1 million to $6.6 million, an increase of 20.0% when compared to the same period in 1998. Results reflect a 21.9% revenue increase at Sierra Tucson primarily related to a rate increase instituted July 1, 1999; and a 17.3% increase at Miraval which is primarily related to an increase in the average revenue per guest.

Salaries and related benefits decreased 1.3% as a percentage of revenue during the period. Salaries and related benefits increased $485,000 to $3.4 million, when compared to the same period in 1998. The increase is attributable to Miraval's remaining open during the month of July 1999 as well as to staffing adjustments at Sierra Tucson.

General and administrative expense decreased 3.5% as a percentage of revenue during the third quarter of 1999. General and administrative expense increased $264,000 to $2.8 million, an increase of 10.6% when compared to the same period in 1998. The increase is related to the allowance for doubtful accounts related to commercial insurance receivables as well as variable costs related to the increase in revenues.

Interest expense decreased $34,000 or 10.2% to $300,000. The decrease reflects the lower rate on the loan outstanding in 1999 compared to the rate charged on the loan outstanding in 1998.


Nine-month period ended September 30, 1999 compared to nine-month period ended September 30, 1998

The significant changes in results of operations and net cash provided by operating activities for the nine-month period ended
September 30, 1999, compared to the same period in 1998 are discussed below.

                                               Nine Months Ended
                                                  September 30,
                                       ------------------------------------
                                       1999          1998          % Change
Financial results:
(000's except per share amounts)
  Total net revenue                    $ 22,414     $ 19,712        13.7 %
  Total operating expenses               21,466       20,027         7.2 %
                                       --------     --------
  Net income (loss) before
   extraordinary item                       948         (315)      400.9 %
  Extraordinary item                        --          (264)         --
                                       --------     ---------
  Net income (loss)                         948         (579)      263.7 %
  Basic income (loss) per common share:
    Before extraordinary item              0.11        (0.04)      375.0 %
    Extraordinary item                       --        (0.03)         --
                                       --------     ---------
    Net income (loss)                      0.11        (0.07)      257.1 %
  Diluted income (loss) per common share:
    Before extraordinary item              0.07        (0.04)      275.0 %
    Extraordinary item                       --        (0.03)         --
                                       --------     ---------
    Net income (loss)                      0.07        (0.07)      200.0 %
  Net cash provided by operating
   activities                             3,490          800       336.3 %


Operating data:
  Patient days - Sierra Tucson           15,617       14,668         6.5 %
  Average daily census - Sierra Tucson       57           54         5.7 %
  Guest days - Miraval                   22,365       24,707        (9.5)%
  Room occupancy - Miraval                 52.9%        57.8%       (8.5)%

For the nine-month period ended September 30, 1999, net income was $948,000 compared to a net loss after extraordinary item of $579,000 for the same period of 1998. Net cash provided by operating activities increased to $3.5 million compared to $800,000 for the nine-month period of 1998; a 336.3% increase.

Total net revenue for the nine-month period ended September 30, 1999 increased $2.7 million or 13.7% to $22.4 million when compared to the same period of 1998. The increase is attributable to a 23.7% revenue increase at Sierra Tucson primarily related to a rate increase initiated in July 1999; and a 4.9% revenue increase at Miraval which is primarily related to an increase in the average revenue per guest.

Salaries and related benefits decreased 2.5 % as a percentage of revenue during the nine-month period. Salaries and related benefits increased $749,000 to $10.1 million or 8.0% when compared to 1998. The increase is related to Miraval's remaining open during the month of July 1999 as well as to staffing adjustments due to increased census at Sierra Tucson.

General and administrative expense decreased 1.4% as a percentage of revenue during the nine-month period ended September 30, 1999. General and administrative expense increased $761,000 or 9.9% to $8.5 million when compared to the same period of 1998. The increase is related to the allowance for doubtful accounts related to commercial insurance receivables as well as variable costs related to the increase in revenues.

Interest expense decreased $154,000 to $898,000 or 14.6% when compared to the previous year. The decrease reflects the lower rate on the loan outstanding in 1999 compared to the rate charged on the loan outstanding in 1998.

The Company recognized pre-tax income of $948,000 for the nine-month period ended September 30, 1999. No provision for income taxes was recorded during this period due to the existence of deferred tax assets not yet previously benefited.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources have typically been cash provided by the operating activities of both the Treatment and Health and Leisure segments, funds generated from the sale of investments, proceeds from private equity offerings and long-term and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business.

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and nine-month periods ended September 30, 1999. During the nine-month period ended September 30, 1999, 46% of patient revenue was derived from retail payments and the remaining 54% from insurance, contracts and other third party payors. The increase in revenue from third party payors has resulted in an increase in accounts receivable and the related allowance for doubtful accounts. Based on current census levels and operating expenses, the Company believes that Sierra Tucson will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements, fund anticipated capital projects, and to offset any potential negative cash flow of the Health and Leisure segment, if needed.

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. During third quarter 1999, Miraval's room occupancy rate was approximately 46.3%. As marketplace demand for the Miraval product increases, management believes that the Health and Leisure segment will make a more significant contribution to the Company's financial condition. Even though Miraval operated at a negative cash flow for the three-month period ended September 30, 1999, it contributed positive cash flow for the nine-month period ended September 30, 1999.

For the three-month period ended September 30, 1999, the Company had capital expenditures of approximately $374,000 primarily related to the expansion of the Sierra Tucson facility. At September 30, 1999, the Company's cash and equivalents were $3.0 million.

On August 11, 1998, the Company's principal subsidiaries, Miraval and Sierra Tucson, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount available under the agreement was $14 million, of which $2.0 million was reserved for working capital ($1.0 million) and for capital improvements ($1.0 million). $700,000 of the working capital portion was available in 1998 and $300,000 is available in 1999. As of September 30, 1999, $292,000 had been drawn from the capital improvements reserve and $0 from the working capital reserve.
The unused portion of the workingcapital reserve rolled over to the capital improvements reserve at January 1, 1999.

Proceeds from the transaction were primarily used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan matures in September 2001 (a one-year extension is available upon consent of the lender and payment of a 2% fee), bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The LIBOR rate at the date of closing was 5.65%. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate which limits the maximum rate to be paid by the Company to 10.5%. The loan is secured by a first lien against all real and personal property of Miraval and by the assets of Sierra Tucson. It is also partially guaranteed (to the extent of liability arising by reason of certain exclusions to the non-recourse provisions of the loan) by the Company and to a more limited extent by Apollo Real Estate Investment Fund II, L.P. ("Apollo"). Apollo, an affiliate of APNH, received a fee in the amount of $140,000 in consideration of its guarantee.

Management believes that funds from operations will provide the cash necessary to meet its short-term capital needs. Funds from the Lehman transaction are also available if needed. However, it is necessary for the Company to increase occupancy levels in its lines of business, and to implement additional cost controls to ensure 1999 operating expenses do not exceed an amount sustainable by these funds. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

In order to address Year 2000 issues, the Company established a committee consisting of representatives from both the Treatment segment and the Health and Leisure segment. The committee's approach was to follow four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are not affected. Of the systems which were not Year 2000 compliant, upgrades for all but one of the critical systems has been completed as of November 10, 1999. The remaining vendor has tested and implemented (at other customers) a solution to the problem. The Company will continue to monitor progress with the modifications and/or replacement system and develop contingency plans for the critical system in the event that benchmark dates are not achieved. The cost for replacement or upgrades is between $150,000 and $250,000 and is being funded through operating cash flow. As of September 30, 1999, the Company has incurred approximately $125,000 in expenses related to Year 2000.

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

The Company has finalized its assessment of its most reasonably likely worst case Year 2000 scenario. The responses the Company received from suppliers regarding their Year 2000 readiness played a critical role in these determinations. This and other relevant information was utilized to develop the Company's contingency plan.

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

BUSINESS OUTLOOK

In the Treatment segment (Sierra Tucson), particular emphasis will be placed on increasing awareness of Sierra Tucson's innovative treatment programs through a combination of focused advertising, direct mail, field sales and outbound telemarketing campaigns. In addition to continuing its traditional marketing efforts to the referent therapist community and alumni, Sierra Tucson will participate in various conferences and professional boards and organizations in order to enhance Sierra Tucson's national exposure and to increase the number of prospective patients.

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

Management's strategy for Miraval, the Company's health and leisure resort, will be to continue to improve its unique program structure based on guest feedback. A combination of focused target marketing, aggressive public relations efforts and increased media placement will be utilized in order to provide improved national exposure for Miraval.

Since it opened in December 1995, Miraval has garnered outstanding media coverage. Miraval was named the Number 1 Spa in the world in the November 1999 Conde Nast Traveler Readers' Choice poll, ahead of such competitors as Canyon Ranch, the Lodge at Skylonda, Rancho La Puerta and Golden Door. As part of the same poll, Miraval was ranked Number 29 in the "Best of the Best" among a world-wide combination of resorts, hotels, cruise lines, islands, monuments, spas and cities. Of the U.S. facilities listed in the "Best of the Best", Miraval was the third highest. In September 1999, Miraval was named the number 4 Best Spa in America in Travel and Leisure's readers' poll. Additional media coverage has also been received in Gourmet Magazine, National Geographic Traveler, Spa Finders and Fitness Magazine.

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

The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1998 and 1999, occupancy levels fell off during the summer months. Miraval was closed for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Miraval remained open during July 1999.

Cost containment measures will continue to be a critical management objective during 1999. Management believes that improvement in the quality and uniqueness of Miraval's programs and services in a cost effective manner is an important element in its ability to compete successfully in the growing spa and resort industry.

It is anticipated that the Board of Directors will continue to consider strategic opportunities for expansion and growth of both the Treatment and Health and Leisure segments. An October 1999 agreement between Sierra Tucson and Avalon, a Mexico City eating disorders treatment center, will provide an opportunity for both Sierra Tucson and Miraval to establish a marketing presence in the untapped areas of Mexico and Central and South America.

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

Miraval's unique blending of luxury resort recreational activities with stress management and self-awareness programs clearly differentiates it from the spas with which it competes. Due to Miraval's relatively short history and the uniqueness of its programs and services, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. Currently, its competitors have greater name recognition as well as long-standing relationships with travel agents and meeting planners. Market share must be obtained from competitors and from introducing new customers to the benefits of the Miraval product. Even though longevity in the marketplace plays a key role in attaining credibility in this highly competitive field, the Company believes that Miraval has made significant progress in obtaining name recognition as evidenced by its positive rankings in various travel and leisure industry publications and readers' polls over the past three years.

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

                                    NextHealth, Inc.
                                    --------------------------
                                    Registrant



DATE: November 10,1999              BY: /s/WILLIAM T. O'DONNELL, JR.
                                      ------------------------------
                                       WILLIAM T. O'DONNELL, JR.
                                       President and Chief
                                       Executive Officer

DATE: November 10,1999              BY: /s/ LOREE THOMPSON
                                      ------------------------------
                                       LOREE THOMPSON
                                       Principal Financial and
                                       Accounting Officer