Form 10-K405
period 1999-12-31
NEXTHEALTH INC
filed 2000-03-29
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 1999 or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from __________ to __________

                  Commission File Number: 0-17969

                            NEXTHEALTH, INC.
       (Exact Name of Registrant as Specified in its Charter)

  Delaware                                      86-0589712
------------------------------         -----------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

16600 N. Lago Del Oro Parkway, Tucson, Arizona            85739
----------------------------------------------         -----------
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

On March 3, 2000, the aggregate market value of voting common stock held by non-affiliates of the registrant was $17,950,832, based on the closing price of the registrant's common stock as reported on The Nasdaq Stock Market on such date. For purposes of the preceding sentence only, all directors and executive officers of the registrant are assumed to be affiliates.

On March 3, 2000, there were 8,584,938 shares of the registrant=s
Common Stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on May 24, 2000.

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

                         TABLE OF CONTENTS

                                                                   Page
PART I

  Item 1. Business...............................................    3
  Item 2. Properties.............................................    6
  Item 3. Legal Proceedings......................................    6
  Item 4. Submission of Matters to a Vote of Security Holders....    6

PART II

  Item 5. Market for Registrant's Common Equity and Related
           Shareholder Matters...................................    7
  Item 6. Selected Financial Data................................    8
  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................    9
  Item 7A.Quantitative and Qualitative Disclosure About
           Market Risk...........................................   14
  Item 8. Financial Statements and Supplementary Data............   15
  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................   33

PART III

  Item 10.Directors and Executive Officers of the Registrant.....   34
  Item 11.Executive Compensation.................................   34
  Item 12.Security Ownership of Certain Beneficial Owners
           and Management........................................   34
  Item 13.Certain Relationships and Related Transactions.........   34

PART IV

  Item 14.Exhibits, Financial Statement Schedules and Reports
           on Form 8-K...........................................   35

                              PART I

ITEM 1.  BUSINESS

NEXTHEALTH, INC.

     NextHealth, Inc. (the "Company") is a leading provider of alternative health care services which focus on prevention and self care. For over ten years, the Company has developed effective programs and services which address individual quality-of-life issues through a whole person, mind-body approach. The Company's two subsidiaries, Sierra Tucson, an addictions and behavioral healthcare center, and Miraval, a luxury health leisure resort and spa, are acknowledged leaders in their respective fields and together define an important market niche in the healthcare industry.

     NextHealth, Inc., formerly Sierra Tucson Companies, Inc., was incorporated in Delaware in August 1989 and, as the result of a merger effective in September 1989, is the successor to an Arizona corporation which was originally formed in 1983. In September 1995, the Company changed its name to NextHealth, Inc., to reflect an expanded scope of operations as well as to establish separate identities for the parent company and each of its subsidiaries. The Company currently operates therapeutic treatment programs as well as lifestyle management and self-awareness programs pursuant to a business strategy which concentrates on identifying emerging revenue and growth opportunities.

     The Company operates in two distinct business segments which are located at separate facilities in the foothills of the Santa Catalina Mountains northwest of Tucson, Arizona. The Treatment segment, Sierra Tucson, LLC, a Delaware limited liability company ("ST, LLC"), owns Sierra TucsonTM ("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc., a Delaware corporation ("Healthstyles, Inc."), owns MiravalTM ("Miraval"), a unique vacation experience blending stress management, self-awareness and recreational activities in a luxury health leisure resort and spa environment.

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

SIERRA TUCSON

     Sierra Tucson is licensed by the State of Arizona as a 79-bed inpatient, special psychiatric hospital and behavioral health care center engaged in the treatment of addictions and mental health disorders. Sierra Tucson provides medical services and programs that reach beyond standard alcohol and drug addiction treatments. These programs include the treatment of dual diagnosis, eating disorders, major depression, post-traumatic stress disorder, and treatment for gambling and sexual disorders.

     Sierra Tucson offers a safe, individualized treatment experience based on the Sierra ModelTM, which was conceived and designed to treat the whole person utilizing a bio-psycho-social-spiritual approach. The Sierra Model integrates philosophies and practices from the medical and therapeutic communities, family systems theory and the Twelve Steps philosophy. Sierra Tucson's individualized treatment plans are developed and maintained by experienced, clinical professionals. Every program at Sierra Tucson is shaped by the philosophy of the Sierra Model, addressing both causes and symptoms, thereby assuring the greatest possible chance for long-term recovery. Since its inception, over 13,000 patients and nearly 35,000 family members have participated in Sierra Tucson programs. Sierra Tucson is licensed by the Arizona Department of Health Services and accredited with commendation by the Joint Commission on Accreditation of Healthcare Organizations.

     In order to facilitate its operations and strengthen its identity as a separate and distinct business operation, on November 13, 1996, the business and assets of Sierra Tucson, Inc. ("STI") were sold to ST, LLC, a subsidiary of the Company. The purchase is evidenced by ST, LLC's non-negotiable promissory note which is secured by a security interest in the assets of STI.
The Company is the manager of and owns a 98% interest in ST, LLC; the remaining 2% is owned by AP NH, LLC (a Delaware limited liability company), the holder of the Company's Series A preferred stock as described below in the Stockholders' Equity section of Notes to the Consolidated Financial Statements.

MIRAVAL

     Miraval, a luxury health leisure resort and spa, combines elements of stress management, self-awareness and recreational activities. By incorporating educational programs such as mind/body and lifestyle management, Miraval provides an innovative approach to managing the pressures of everyday life. Services and amenities are designed to provide guests with unique skills to enhance wellness and to learn enjoyable approaches for creating a sense of well being. Guests are provided with the opportunity to create a custom-tailored program designed to meet their goals for stress reduction, relaxation and fitness. Programs offer both group and individual participation with expert facilitators. Miraval presently has 106 guest rooms.

     In August, 1998, as part of the debt refinancing loan agreement with Lehman Brothers Holdings Inc., the business and assets of Miraval were transferred to Healthstyles, Inc., a wholly-owned subsidiary of the Company.

     The Company is considering expansion and the development of new lines of business within its Health and Leisure segment; both at its current and at other locations and using other mediums.

     The Company owns approximately 30 acres of land and buildings north of Miraval ("North Campus"). The North Campus facilities include nine separate buildings (approximately 41,700 square feet) that contain 30 casita-style rooms, group rooms, a kitchen, dining room and other support facilities which, until mid-1998, had been the site of Sierra Tucson. The Company is evaluating possible uses for the North Campus facility which could include a wellness and alternative medicine center; a business/conference center; and other uses.

     The Company has also considered proposals for new locations for Miraval, although it is not actively pursuing any such proposals at this time.

SOURCES OF REVENUE

     The Company's revenue depends upon occupancy levels. At Sierra Tucson, an inclusive daily rate for services is charged, ranging from $895 to $1,150 per day. Patient revenue is derived from private insurance reimbursement, contracts, and patient payments, none of which, individually, represents a significant
portion of revenue.   Most commercial insurance plans reimburse
their subscribers or make direct payment to Sierra Tucson. No revenue is derived from Medicare or Medicaid.

     During 1999, 46% of patient revenue was derived from retail payments and the remaining 54% from insurance, contracts and other third party payors. In 1998, 50% of patient revenue came from insurance, contracts and other third party payors. The increase in revenue from third party payors has resulted in an increase in accounts receivable and the related allowance for doubtful accounts.

     Miraval guest rates vary depending on season and market segment. Peak season rates (October - May) start at $395 per day. Off season (June - September) rates begin at $275 per day. Group rates are available and vary depending on the number of rooms and the season. All rates are inclusive packages consisting of luxury guest room, three gourmet meals, use of the resort=s amenities, participation in all group programs and activities, one personal service per day, and Tucson Airport transfers. Average stays range from 3 to 7 nights. Miraval currently generates all of its revenue from guest bookings, group bookings and retail sales of goods and services.

Set forth below are the Company's total revenues by segment
(000s):

                                         Year Ended December 31,
                              ------------------------------------------------
                              1999     %        1998      %        1997      %
                              ----    ---       ----     ---       ----     ---
Treatment Segment........... $16,842   55.5     $13,904   52.9    $11,702    56.6
Health and Leisure Segment..  13,464   44.4      12,194   46.4      8,754    42.4
Other, net..................      44     .1         186     .7        196     1.0
                             -------   ----     -------   ----    -------    ----
Total Revenue                $30,350  100.0     $26,284  100.0    $20,652   100.0
                             =======  =====     =======  =====    =======   =====

EMPLOYEES

     On December 31, 1999, the Company and its subsidiaries employed approximately 333 full time equivalent employees. The
Company's businesses have not experienced material difficulty in recruiting and retaining employees. The Company considers relations with employees to be excellent.

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

     Sierra Tucson is also accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), a voluntary national accrediting organization responsible for accrediting health care providers. JCAHO accreditation is important to the Sierra Tucson operation as most insurance companies require such accreditation in order for the treatment of patients to qualify for insurance payment or reimbursement. In 1999, Sierra Tucson was reaccredited with commendation by the JCAHO for a three-year period, the longest accreditation period available. The next scheduled survey for Sierra Tucson by JCAHO is in May, 2002.

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

     In July 1998, the Company relocated Sierra Tucson to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). These facilities are located on approximately 160 acres of land leased from the State of Arizona and in buildings ("Buildings") leased from a related party, ODE, L.L.C. In October 1998, the Company entered into a 50-year Commercial Land Lease Agreement ("State Land Lease") with the Arizona State Land Department, which replaced a 10-year lease that would have expired in 2001. The Company recently amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term (with options) that coincides with the State Land Lease. The Buildings had been purchased by ODE in 1994 and leased back to the Company. The Building Lease grants the Company the option to repurchase the Buildings at their fair market value. The current rent for the buildings is $150,000 per year. Under the terms of the Building Lease, the rent will be adjusted in 2001 to a fair market rent to be determined by independent appraisal and will be adjusted every 10 years thereafter if the Company exercises its renewal options. It is anticipated that rent for the Buildings will increase significantly in 2001. The Company is therefore currently considering repurchasing the Buildings. The facility also has fitness and recreation areas, riding stables and other administrative and support offices. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices.

     The Miraval facility was reconstructed from existing Company facilities and is located on a separate Company-owned 130-acre parcel of property. The 30-acre parcel previously occupied by Sierra Tucson, which is located just north of the Miraval property, is currently vacant. The Board is considering several potential uses for the buildings and land. The remaining property, located to the south and east of the Miraval facility, is unimproved open space, some of which is unbuildable either because of its terrain or its location in the flood plain. In 1998, the zoning for the property currently occupied by Miraval and the adjacent 30-acre vacant parcel to the north was amended to permit a total of 356 resort hotel rooms and up to 226 residential units.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending December
31, 1999.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market and quoted on The Nasdaq Stock Market since October 19, 1989. Stock is traded under the symbol "NEXT". As of March 3, 2000, there were approximately 212 shareholders of record and approximately 1559 beneficial holders of the Company's common stock. The high and low sales price information set forth below, derived from data prepared by The Nasdaq Stock Market, represents quotations by dealers and may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                     1999                  1998
                                 -------------         ------------
                                 High      Low         High     Low
First Quarter                    $1.500   $1.000      $1.875   $0.875
Second Quarter                   $1.438   $0.719      $2.500   $1.000
Third Quarter                    $1.250   $0.906      $1.625   $0.750
Fourth Quarter                   $2.500   $0.938      $1.594   $0.688


     On March 3, 2000, the closing bid price on The Nasdaq Stock
Market was $3.469 per share.

     The Company did not pay a cash dividend on its common stock in 1999 or 1998 and does not intend to pay any in the foreseeable future. Any future declaration and payment of dividends will be determined by the Board of Directors based upon the conditions existing at the time, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors. So long as any shares of preferred stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 1999. The data for the three years ended December 31, 1999, should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial and operating data for the two years ended December 31, 1996, is derived from the Company's historical Consolidated Financial Statements. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. (000s, except per share amounts and operating data.)


                                           Year Ended December 31,
                                  1999     1998      1997     1996      1995
                                  ----     ----      ----     ----      ----
Statement of Operations Data
Total revenue.................  $30,350   $26,284   $20,652  $18,458   $14,873
Income (loss) before
  extraordinary item..........    1,151   (   712)  ( 4,624) (14,693)  (11,967)
Extraordinary item............       --   (   264)       --       --        --
                                -------   --------  -------- --------  --------
Net income (loss) before
 income taxes.................    1,151   (   976)  ( 4,624) (14,693)  (11,967)
Income tax benefit............       --        --        --       --        --
                                -------   --------  -------- --------  --------
Net income (loss).............    1,151   (   976)  ( 4,624) (14,693)  (11,967)
Basic net income (loss) per share:
  Before extraordinary item...     0.13   (  0.08)  (  0.54) (  1.72)  (  1.40)
  Extraordinary item..........       --   (  0.03)       --       --        --
                                -------   --------  -------- --------  --------
  Net income (loss)...........     0.13   (  0.11)  (  0.54) (  1.72)  (  1.40)
Diluted net income (loss) per share:
  Before extraordinary item...     0.09   (  0.08)  (  0.54) (  1.72)  (  1.40)
  Extraordinary item..........       --   (  0.03)       --       --        --
                                -------   --------  -------- --------  --------
  Net income (loss)...........     0.09   (  0.11)  (  0.54) (  1.72)  (  1.40)

Cash Flow Data
Net cash provided by (used in)
 operating activities.........    4,515       523   ( 2,096) ( 9,246)     4,624
Capital expenditures..........    1,415       862       948    1,124     20,891

Balance Sheet Data
Total Assets..................   39,831    37,815    39,011   41,666     47,942
Long-term Debt................   12,724    12,815     9,730    8,359        985
Stockholders' Equity..........   21,995    20,829    21,805   22,179     36,578

Operating Data
Patient Days-Sierra Tucson....   20,618    19,618    17,445   15,683     17,650
Average Daily Census..........       57        54        48       43         48
Guest Days-Miraval(1)(2)......   29,828    30,361    23,851   17,665      2,062
Room Occupancy-Miraval(1)(2)..     52.6%     53.7%     42.9%    33.6%      41.5%
Participant Days-Onsite(3)....       --        --        --    7,073      7,554
Average Daily Census(3).......       --        --        --       21         21
Participant Days-HHHI(4)......       --        --        --    7,077         --
Average Daily Census(4).......       --        --        --       33         --

Financial Statistics
Current Ratio.................    1.27:1    .64:1     .35:1    .52:1       .65:1
Days Outstanding in Accounts
  Receivable..................        17       20        27       44          38


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1999. Certain prior year amounts have been reclassified to conform to the presentation used in 1999. Reference should also be made to the Company's Consolidated Financial Statements and related notes thereto and the Selected Financial Data included elsewhere in this document.

GENERAL

     NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over ten years, the Company has developed effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

     The Company believes that it has positioned itself to capitalize on the emerging health and leisure segment of the health care services industry through the development of Miraval, a luxury health leisure resort and spa which provides a full range of self-awareness, stress management and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment, an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse, and a broad range of mental health and behavioral disorders. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices. For the year ended December 31, 1999, the Treatment segment accounted for approximately 55.5% of the Company's operating revenues and approximately 40.8% of expenses, while the Health and Leisure segment accounted for approximately 44.4% of the Company's operating revenue and approximately 55.0% of operating expenses. The Company believes that the Health and Leisure segment will make a more significant contribution to the Company's operating results in the future.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The significant changes in results of operations and net cash provided by operating activities for the year ended December 31, 1999, compared to the same period in 1998 are discussed below. Unless otherwise stated, all comparisons are for the same period.

     For the year ended December 31, 1999, net income increased to $1.2 million, compared to a net loss of $976,000 in 1998; a $2.1 million improvement. Net cash provided by operating activities increased $4.0 million to $4.5 million; a more than 700% improvement over the previous year. The improvement in cash flow was related to the reduction in the net loss and favorable changes in current liabilities related to payables and advance deposits.

     Total revenue increased $4.1 million to $30.4 million, an increase of 15.5% when compared to 1998. The results reflect a 21.3% net revenue improvement at Sierra Tucson and a 10.4% net revenue improvement at Miraval. The growth in revenue was attributable to increased package rates and a-la-carte utilization rates at Miraval and increased census revenue at Sierra Tucson.

     Salaries and related benefits decreased 3.0% as a percentage of revenue during 1999. Salaries and related benefits increased 8.2% to $13.6 million when compared to the same period in 1998. The increase was attributable to Miraval's remaining open during the entire month of July 1999, and to the increased facility size and increased census at Sierra Tucson.

     General and administrative expense decreased 1.4% as a percentage of revenue during 1999. General and administrative expense increased $1.2 million to $11.7 million when compared to the previous year. The increase was related to an increase in the allowance for doubtful accounts for commercial insurance receivables as well as variable costs related to the increase in revenues.

     Interest expense decreased $138,000 to $1.2 million or 10.2% when compared to the previous year. The decrease reflects the lower rate on the loan outstanding in 1999 compared to the rate charged on the loan outstanding in 1998.

     The Company recognized pre-tax income of $1.2 million for the year ended December 31, 1999. There was no provision for income tax recognized in 1999, as the Company's taxable income was fully offset by net operating loss carryforwards not previously benefitted.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     The significant changes in results of operations and net cash provided by (used in) operating activities for the year ended December 31, 1998, compared to the same period in 1997 are discussed below. Unless otherwise stated, all comparisons are for the same period.

     For the year ended December 31, 1998, net loss decreased
$3.6 million to $976,000; a 78.9% improvement. The net loss includes an extraordinary charge to 1998 earnings of $264,000 resulting from early extinguishment of long-term debt in the third quarter. When compared to the same period in 1997, net cash provided by operating activities increased $2.6 million resulting in net cash provided by operating activities of $523,000. The improvement in cash flow was related to the reduction in the net loss.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the last five years, the Company's primary sources of liquidity and capital resources have been net cash provided by the operating activities of both the Treatment and Health and Leisure segments, funds generated from the sale of investments, proceeds from private equity offerings, and long-term and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business.

     Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations in 1999. In 1999, 46% of the Treatment segment's patient revenue was derived from retail payments and the remaining 54% from insurance, contracts and other third party payors. In 1998, 50% of patient revenue was derived from insurance, contracts and other third party payors. The increase in revenue from third party payors has resulted in an increase in accounts receivable and the related allowance for doubtful accounts. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects.

     In 2001, the Company anticipates a significant increase in rental payments for the Sierra Tucson buildings that are leased from a related party, ODE, L.L.C. As part of a revised 48-year building lease agreement, the rent will be adjusted in 2001 to a fair market rent to be determined by independent appraisal and will be adjusted every 10 years thereafter if the Company exercises its renewal options. The lease agreement also gives the Company the option of repurchasing the buildings at fair market value. The Company has begun preliminary discussions regarding the repurchase of the buildings.

     The Company's cash flow improved to net cash provided by operating activities in 1999 of $4.5 million versus $523,000 in 1998. In addition, the Company had net capital expenditures in 1999 of approximately $1.4 million which were all funded from cash flow.

     Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. In 1999, Miraval's room occupancy rate was approximately 52.6%. Management believes that as marketplace demand for the Miraval product continues to increase, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition. This segment contributed positive cash flow to the Company's operations in 1999.

     On August 11, 1998, the Company's principal subsidiaries, Healthstyles, Inc., and ST, LLC, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount available under the agreement was $14 million, of which $2.0 million was reserved for working capital ($1.0 million) and for capital improvements ($1.0 million). $700,000 of the working capital portion was available in 1998 and $300,000 in 1999. As of December 31, 1999, $292,000 had been drawn from the capital improvements reserve and $0 from the working capital reserve. The unused portion of the working capital reserve rolled over to the capital improvements reserve at January 1, 2000.

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

     Management believes that funds from operations will provide the cash necessary to meet its short-term capital needs. Funds from the Lehman transaction are also available if needed. The Company must continue to focus on revenue growth and expense controls in order to preserve and improve its liquidity position. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

     The Company has not experienced significant Year 2000 disruptions, nor do they expect any in the future.

BUSINESS OUTLOOK

     In the Treatment segment (Sierra Tucson), particular emphasis will be placed on increasing awareness of Sierra Tucson's innovative treatment programs through a combination of focused advertising, direct mail, field sales, conference sponsorships and outbound telemarketing campaigns. In addition to continuing its traditional marketing efforts to the referent therapist community and alumni, Sierra Tucson will participate in various conferences and professional boards and organizations. Marketing field representatives will continue their efforts to enhance Sierra Tucson's national exposure and to increase the number of prospective patients.

     Clinically, Sierra Tucson's programs have been strengthened considerably, including a restructuring of the Eating Disorders Program, the reformatting of the Sexual Recovery/Trauma Program, and the expansion of fitness services to provide more individual and group attention to patients. The range of treatment modalities has increased so as to offer acupuncture, EMDR (Eye Movement Desensitization Reprocessing) and cognitive behavioral approaches. With the establishment of a consulting relationship with a specialist in the area of comprehensive neuropsychological testing, Sierra Tucson's assessment and diagnostic capabilities have been expanded to meet the demand of professional review organizations such as state medical boards and state bar associations.

     In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on state leased land, and in October 1998, the Company entered into a 50-year Commercial Land Lease Agreement for the property with the Arizona State Land Department. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for 16 additional beds as well as additional administrative offices.

     The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company recently amended its building lease with ODE to provide for a lease term that coincides with the State Land Lease. The revised lease agreement grants the Company the option of repurchasing the buildings at fair market value or leasing the facilities at fair market rental value. The Company has begun preliminary discussions regarding the repurchase of the buildings.

     Miraval, the Company's health leisure resort and spa, will continue its focused sales efforts in targeted cities in 2000 and will also continue to build national awareness by capitalizing on the media support received in 1999. Miraval was voted the #1 Spa in the World in the November Conde Nast Traveler's Readers' Poll, ahead of such competitors as Canyon Ranch, the Lodge at Skylonda, Rancho La Puerta and Golden Door. As part of the same poll, Miraval was ranked Number 29 in the "Best of the Best" among a world-wide combination of resorts, hotels, cruise lines, islands, monuments, spas and cities. Of the U.S. facilities listed in the "Best of the Best", Miraval was the third highest. In September 1999, Miraval was named the #4 Best Spa in America in Travel and Leisure's readers' poll. In the September 1999 National Geographic Traveler, Miraval was listed among their Top 24 Best Spas in America; in Shape Magazine in October 1999, Miraval was voted #5 Best Spa in America.

     Locally, increased sales efforts and community awareness resulted in considerable media attention in such prestigious regional publications as Arizona Highways, Tucson Quarterly,
Arizona Foothills Magazine, Phoenix Magazine, and Tucson
Lifestyle Magazine. Miraval will continue its community and state-wide marketing initiatives in an effort to capture the local group and day spa business. This will be done through increased contact with key meeting planners and business organizations in the Tucson, Phoenix and Scottsdale areas.

     The importance of the group market is also recognized, and Miraval will continue to focus on soliciting groups for team building and corporate retreats. The potential for developing program stays will be assessed and the special promotions that proved successful in 1999 will again be offered throughout the year. In addition, Miraval will continue to promote the Day Spa and Activities Day as well as other specialty weeks.

     The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1999 and 1998, occupancy levels fell off during the summer months. Miraval was closed for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Miraval remained open during the entire month of July 1999.

     In 2000, Miraval will continue to improve and expand its unique program structure based on guest feedback. Cost containment measures will also continue to be a critical management objective. Management believes that improvement in the quality and uniqueness of Miraval's programs and services in a cost effective manner is an important element in its ability to compete successfully in the growing spa and resort industry.

     Zoning for the property currently occupied by Miraval and the property formerly occupied by Sierra Tucson which is located to the north of Miraval, was amended in 1998 to permit a total of 356 resort hotel rooms and up to 226 residential units.

     It is anticipated that the Board of Directors will continue to consider strategic opportunities for expansion and growth of NextHealth.

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

     The Sierra Tucson buildings are currently leased from a related party, ODE, L.L.C. The Company recently amended its building lease with ODE to provide for a lease term that coincides with the 50-year Commercial Land Lease Agreement with the Arizona State Land Department. The revised building lease agreement gives the Company the option of repurchasing the buildings at fair market value or leasing the buildings at fair
market rental value.   The rent will be adjusted in 2001 to a
fair market rent to be determined by independent appraisal. The Company anticipates a significant increase in rental payments beginning in 2001. The Company has begun preliminary discussions regarding the repurchase of the buildings.

     Miraval's unique blending of luxury resort recreational activities with stress management and self-awareness programs clearly differentiates it from the spas with which it competes. Because Miraval represents a benchmark for the new and growing trend in hospitality for lifestyle enhancing products, market data in this niche cannot easily be ascertained. Due to Miraval's relatively short history and the uniqueness of its programs and services, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. While the Company believes that there is strong consumer demand for Miraval's products and services, the historical data does not exist in this market niche to be certain the demand will continue.

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

     While the Company anticipates continued growth in revenues and is committed to increased profitability, operating results could be adversely impacted if the business is unable to accurately anticipate customer demand, is unable to differentiate its products from those of its competitors, is unable to offer services expeditiously in response to customer demand, or is negatively impacted by managed care restrictions on payor reimbursement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK

     The Company is subject to interest rate risk as it relates to the loan from Lehman Brothers Holdings Inc., which bears interest at 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly. To limit its exposure under this variable-rate agreement, the Company purchased a rate cap to protect against an extreme upward movement in the LIBOR rate during the scheduled three-year term of the loan. The rate cap limits the maximum rate to be paid by the Company to 10.5%. The effective rate for the Company at December 31, 1999 was 9.625%. A 100 basis point change in the LIBOR rate in 2000 would result in a $120,000 change in interest expense incurred by the Company in that year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Index to Consolidated Financial Statements

NextHealth, Inc.'s Consolidated Financial Statements as of
December 31, 1999 and 1998 and for the three years ended December
31, 1999.

                                                                       Page

     Report of Management.........................................      16

     Report of Independent Auditors...............................      17

     Consolidated Balance Sheets..................................      18

     Consolidated Statements of Operations........................      19

     Consolidated Statements of Cash Flows........................      20

     Consolidated Statements of Changes in Stockholders' Equity...      21

     Notes to Consolidated Financial Statements...................      22

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

The Company's financial statements are audited by Ernst & Young LLP, independent auditors. Their report states that they have conducted their audit in accordance with auditing standards generally accepted in the United States. These standards include an evaluation of the system of internal accounting controls for the purpose of establishing the scope of audit testing necessary to allow them to render an independent professional opinion on the fairness of the Company's financial statements.

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



 /s/ William T. O'Donnell, Jr.
----------------------------------
William T. O'Donnell, Jr.
President and Chief Executive Officer


 /s/ Loree Thompson
----------------------------------
Loree Thompson
Principal Financial and Accounting Officer

                   REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
NextHealth, Inc.


We have audited the accompanying consolidated balance sheets of NextHealth, Inc. and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextHealth, Inc. and subsidiaries, at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.




                                         /s/ Ernst & Young LLP
                                         -----------------------
                                             ERNST & YOUNG LLP
Tucson, Arizona
January 28, 2000

                 NEXTHEALTH, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    (000s, except share amounts)

                                                     December 31,
                                                -----------------------
                                                1999               1998
                                                ----               ----
Assets
Current Assets:
  Cash and equivalents........................  $  3,803           $    843
  Accounts receivable, less allowance for
   doubtful accounts of $337 and $233,
   respectively...............................     1,174                955
  Prepaid expenses............................       438                313
  Other current assets........................       573                554
                                                ---------         ----------
    Total current assets......................     5,988              2,665

Property and equipment, net...................    33,327             34,347
Long-term receivables, less allowance for
  doubtful accounts of $21 and $45,respectively       64                135
Intangible assets, less amortization of
  $310 and $93, respectively..................       431                648
Other assets..................................        21                 20
                                                ---------        -----------
    Total assets..............................  $ 39,831           $ 37,815
                                                =========        ===========

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable, trade......................  $    888          $    561
 Accrued expenses and other liabilities.......     3,835             3,308
                                                ---------        ----------
    Total current liabilities.................     4,723             3,869

Minority Interest.............................       389               302
Long-term debt and financing obligation.......    12,724            12,815
                                                ---------        ----------
    Total liabilities.........................    17,836            16,986

Stockholders' Equity:
Preferred stock-undesignated, $.01 par value,
 3,924,979 shares authorized; no shares
 outstanding..................................        --                --
Preferred stock-Series A, $.01 par value,
 46,065 shares authorized; 46,065 shares
 outstanding at December 31, 1999 and 1998....        --                --
Common stock, $.01 par value, 16,000,000 shares
 authorized; 8,554,938 shares outstanding at
 December 31, 1999 and 1998...................        86                86
Additional paid-in capital....................    48,012            47,997
Accumulated deficit...........................   (26,103)          (27,254)
                                                ---------         ---------
  Total stockholders' equity..................    21,995            20,829
                                                ---------         ---------
  Total liabilities and stockholders' equity..   $39,831           $37,815
                                                =========         =========

The accompanying notes are an integral part of these financial statements.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
             (000s, except share and per share amounts)

                                                   Year Ended December 31,
                                           -----------------------------------
                                           1999           1998           1997
                                           ----           ----           ----
Revenue:
 Net operating revenue.................   $30,229        $26,058        $20,457
 Investment income.....................        80             75             49
 Other revenue.........................        41            151            146
                                          --------       --------       --------
   Total revenue.......................    30,350         26,284         20,652

Operating expenses:
 Salaries and related benefits.........    13,573         12,550         11,607
 General and administrative............    11,719         10,505          9,967
 Interest..............................     1,211          1,349          1,126
 Depreciation and amortization.........     2,696          2,592          2,576
                                          --------       --------       --------
   Total operating expenses............    29,199         26,996         25,276
                                          --------       --------       --------
Income(loss)before extraordinary item..     1,151        (   712)       ( 4,624)
Extraordinary item.....................        --        (   264)            --
                                          --------       --------       --------
Income (loss) before income taxes......     1,151        (   976)       ( 4,624)

Income taxes...........................        --             --             --
                                          --------       --------       --------
Net income (loss)......................   $ 1,151       $(   976)      $( 4,624)
                                          ========      =========      =========
Basic income (loss) per share:
  Before extraordinary item...........    $  0.13       $(  0.08)      $(  0.54)
  Extraordinary item..................         --        (  0.03)            --
                                          --------      ---------      ---------
  Net income (loss)...................    $  0.13       $(  0.11)      $(  0.54)
                                          ========      =========      =========
Diluted income (loss) per share:
  Before extraordinary item...........    $  0.09       $(  0.08)      $(  0.54)
  Extraordinary item..................         --        (  0.03)            --
                                          --------      ---------      ---------
  Net income (loss)...................    $  0.09       $(  0.11)      $(  0.54)
                                          ========      =========      =========
Shares used in basic per
 share calculation....................    8,554,938      8,554,938      8,554,938
                                          =========     ==========     ==========
Shares used in diluted per
  share calculation...................   13,187,119      8,554,938      8,554,938
                                         ==========     ==========     ==========



The accompanying notes are an integral part of these financial statements.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (000s)

                                                         Year Ended December 31,
                                                    -----------------------------
                                                    1999         1998        1997
                                                    ----         ----        ----
Cash flows from operating activities:
 Net income (loss)..............................   $ 1,151      $  (976)    $( 4,624)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization................     2,696        2,657        2,674
   Loss on early extinguishment of debt.........        --          264           --
   Charge for non-employee options..............        15           --           --
   Provision for bad debts......................       370          159      (    41)
   Minority interest............................        87           54           58
Changes in operating assets and liabilities
 net of effects from acquisitions:
 (Increase) decrease in assets:
   Accounts receivable..........................   (   518)     (   110)          30
   Other assets.................................   (   145)     (   676)         493
 Increase (decrease) in liabilities:
   Accounts payable, accrued expenses and
    other liabilities...........................       859      (   849)      (  686)
                                                   --------     --------      -------
Net cash provided by (used in)
 operating activities...........................     4,515          523       ( 2,096)

Cash flows from investing activities:
 Purchase of property and equipment.............   ( 1,405)     (   862)      (   948)
                                                   --------     ---------     --------
Net cash used in investing activities...........   ( 1,405)     (   862)      (   948)

Cash flows from financing activities:
 Proceeds from long-term borrowing..............        --       12,292         2,800
 Reduction of long-term debt and
  financing obligation..........................   (   150)     (11,939)      (   300)
                                                   --------     --------      --------
Net cash (used in) provided by financing
 activities.....................................   (   150)         353         2,500
                                                   --------     --------      --------
Net increase (decrease) in cash and
 equivalents....................................     2,960           14       (   544)

Cash and equivalents, beginning of year.........       843          829         1,373
                                                   --------     --------      --------
Cash and equivalents, end of year...............   $ 3,803      $   843       $   829
                                                   ========     ========      ========


The accompanying notes are an integral part of these financial statements.

                NEXTHEALTH, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (000s, except share amounts)

                                                                               Total
                                                     Additional                Stock-
                                   Common Stock        Paid-in   (Accumulated  holders'
                                  Cost     Shares      Capital     Deficit)    Equity
                                  ----     ------    ----------  ------------  -------
Balance at January 1, 1997        $86     8,554,938    $43,747     $(21,654)    $22,179

Net loss for the year ended
 December 31, 1997                 --            --        --       ( 4,624)    ( 4,624)

Removal of mandatory redemption
 provision - Preferred Stock       --            --     4,250            --       4,250
                                  ----    ----------   -------      --------    --------
Balance at December 31, 1997       86     8,554,938    47,997       (26,278)     21,805

Net loss for the year ended
 December 31, 1998                 --            --       --        (   976)    (   976)
                                  ----    ----------   -------      --------    --------
Balance at December 31, 1998       86     8,554,938    47,997       (27,254)     20,829

Net income for the year ended
 December 31, 1999                 --            --       --          1,151       1,151

Issuance of non-employee
 vested options                    --            --       15             --          15
                                  ----   -----------  --------      --------    --------
Balance at December 31, 1999      $86     8,554,938  $48,012       $(26,103)    $21,995
                                  ====   =========== =========     =========    ========


The accompanying notes are an integral part of these financial statements.

               NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 1999

ORGANIZATION

NextHealth, Inc. and subsidiaries (collectively, the ACompany@) have operations in two principal business segments; Treatment, and Health and Leisure through which it provides both health care and wellness and preventive health services. The Treatment segment includes Sierra Tucson, LLC ("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc. d/b/a Miraval ("Miraval"), is a luxury health leisure resort and spa which provides a unique vacation experience blending stress management and self-awareness programs with a full range of personal services and recreational activities. The current operations of the Company are located in Tucson, Arizona.

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

     Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $885, $833, and $954 in advertising costs during 1999, 1998 and 1997, respectively.

      Intangible Assets

Intangible assets at December 31, 1999 include capitalized loan fees which are being amortized over the life of the loan and ground water rights which are being amortized over a period of 15 years. Intangible assets of $142 were written off in 1998 as a result of the Lehman refinancing (see note entitled Long-term Debt and Financing Obligation) and included in the 1998 extraordinary charge.

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

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 1999

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

     Stock Based Compensation

The Company grants employee stock options for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the valuing employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Options granted to non-employees are recorded at fair value on the date of grant.

     Net Income (Loss) Per Share

The following table sets forth the components of the share figure used in the computation of basic and diluted earnings per share:

                                          1999           1998          1997
                                          ----           ----          ----
   Basic:
    Weighted average shares.........   8,554,938       8,554,938      8,554,938

   Effect of dilutive securities:
    Stock options...................      25,681              --             --
    Preferred stock.................   4,606,500              --             --
    Warrants........................          --              --             --
                                       ---------       ---------      ----------
    Diluted Shares..................  13,187,119       8,554,938      8,554,938
                                      ==========       =========      ==========

Diluted earnings per share are equal to basic earnings per share for the periods ending December 31, 1998 and 1997, as the effect of all applicable securities is anti-dilutive (decrease the loss per share amount).

     Credit Risk

A significant portion of the Company's accounts receivable are due from individuals (self-pay), insurance companies, other entities which provided health care benefits and credit card companies. Management performs credit evaluations and believes its allowance for doubtful accounts is adequate.

             NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 1999

     Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with the classifications adopted in 1999.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 1998 are as follows:

                                   1999           1998
                                   ----           ----
Land and improvements...........  $  2,930       $  2,920
Buildings and improvements......    36,210         35,307
Furniture and equipment.........    10,127          9,869
                                  --------       --------
Total property and equipment....    49,267         48,096

Less: accumulated depreciation
 and amortization...............    15,940         13,749
                                  --------       --------
Total property and
 equipment, net.................  $ 33,327       $ 34,347
                                  ========       ========

ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 1999 and 1998, accrued expenses and other liabilities were comprised of the following:

                                           1999             1998
                                           ----             ----
Payroll and related taxes...............  $  734            $  501
Professional fees.......................      60               115
Deposits and patient refunds............   1,580             1,193
Reimbursement liability.................   1,018             1,018
Current portion of financing obligation.      99               106
Other...................................     344               375
                                          ------            ------
Total accrued expenses and
  other liabilities.....................  $3,835            $3,308
                                          ======            ======

LONG-TERM DEBT AND FINANCING OBLIGATION

Long-term debt and financing obligation at December 31, 1999 and 1998 are as follows:

                                             1999             1998
                                             ----             ----
Secured debt, interest rate of 30-day
 LIBOR + 4%, matures September 1, 2001...   $12,292         $12,292
Financing obligation.....................       495             629
Other....................................        36              --
                                            -------         -------
                                             12,823          12,921
Less: current portion....................        99             106
                                            -------         -------
Total long-term debt and financing
 obligation..............................   $12,724         $12,815
                                            =======         =======

                NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 1999

In August 1998, the Company's principal subsidiaries, Miraval and Sierra Tucson, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount of the three-year loan was $14,000, of which $2,000 was reserved for working capital ($1,000) and for capital improvements ($1,000). $700 of the working capital portion was available in 1998 and $300 in 1999. As of December 31, 1999, $292 had been drawn from the capital improvements reserve and $0 from the working capital reserve. The unused portion of the working capital reserve rolled over to the capital improvements reserve at January 1, 2000. Proceeds from the transaction were also used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The maturity date may be extended by one year with the consent of the lender and payment of a 2% fee. The fair value of the debt financing loan agreement approximates its carrying value given it bears interest at a variable rate and matures in the near term. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate; the maximum rate to be paid by the Company is 10.5%, while the rate at December 31, 1999, was 9.625%. The loan agreement contains various operational and financial restrictions including restrictions on additional debt without the lender's approval. At December 31, 1999, the Company was in compliance with all such operational and financial restrictions.

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

In December 1994, the Company sold a facility for $1,000 (the facility's appraised value) to ODE, L.L.C., an entity controlled by the Chairman of the Company's Board of Directors. The Company simultaneously leased this facility for a term of seven years, at an annual cost of $150, payable in quarterly installments. This transaction has been accounted for as a financing as a result of the Company's continuing involvement with the facility. The Company recently amended its lease with ODE to provide for a lease term that coincides with the State Land Lease. The revised building lease agreement gives the Company the option of repurchasing the buildings at fair market value or leasing the buildings at fair market rental value.

Future maturities of long-term debt and financing obligation at the date indicated are as follows:

                           December 31,
                               1999
                           ------------
2000...................      $    99
2001...................       12,429
2002...................          141
2003...................          154
                             -------
                             $12,823
                             =======

For years ended December 31, 1999, 1998, and 1997, interest paid was $1,211, $1,471, and $161, respectively.

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 1999

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

The Company operates in two principal business segments;
Treatment, and Health and Leisure (the Segments) through which it provides both health care and wellness and preventive health services. The Segments are located in and derive all their revenues from their facilities in Tucson, Arizona. The Treatment Segment is an inpatient, state licensed, special psychiatric hospital and behavioral health care center for the treatment of substance abuse and mental health disorders, including eating disorders and dual diagnosis. Substantially all revenues in this Segment result from inpatient charges, therapy, professional fees, and pharmacy charges. The Health and Leisure Segment consists of a luxury health leisure resort and spa providing a full range of self-awareness, stress management and recreational activities. Substantially all revenues in this Segment result from guest bookings, group bookings and retail sales of goods and services.

The Company's Chief Operating Decision Maker evaluates performance and allocates resources based on pretax income
(loss). The accounting policies of the Segments are the same as those described in the Summary of Significant Accounting Policies. There are no sales between the Segments, although fixed assets are occasionally transferred between Segments at net book value on the transfer date. Corporate activity benefiting the Company as a whole is separately identified below. No single customer accounted for more than 10% of either Segment's revenue in 1999, 1998 or 1997.

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 1999

Information about the Company's operations in different business segments for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                           Corporate
                                               Health &       and
                                  Treatment     Leisure    OtherItems   Consolidated
                                  ---------    --------    ----------   ------------
1999
-------------------------------
Total revenue...................   $16,842      $13,464     $     44      $30,350
Income (loss) before
 income tax benefit.............     4,924      ( 2,604)    (  1,169)       1,151
Identifiable assets.............     7,372       30,646        1,813       39,831
Capital expenditures and
 intersegment transfers, net....     1,053          380     (     28)       1,405
Depreciation & amortization
 expense........................       334        2,344           18        2,696
Interest expense................       772          435            4        1,211

1998
-------------------------------
Total revenue...................   $13,904      $12,194     $    186      $26,284
Income (loss) before
 extraordinary item.............     3,801      ( 2,541)    (  1,972)     (   712)
Extraordinary item..............        --           --     (    264)     (   264)
Net income (loss)...............     3,801      ( 2,541)    (  2,236)     (   976)
Identifiable assets.............     4,111       32,129        1,575       37,815
Capital expenditures and
 intersegment transfers, net....   ( 1,878)       4,370     (  1,630)         862
Depreciation & amortization
 expense........................       325        2,092          175        2,592
Interest expense................       308          165          876        1,349

1997
-------------------------------
Total revenue...................   $11,702      $ 8,754     $    196      $20,652
Income (loss) before
 income tax benefit.............     2,935      ( 4,873)    (  2,686)     ( 4,624)
Identifiable assets.............     4,257       30,726        4,028       39,011
Capital expenditures and
 intersegment transfers, net....       478        1,208     (    738)         948
Depreciation & amortization
 expense........................       361        1,944          271        2,576
Interest expense................         1           --        1,125        1,126

               NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 1999

STOCKHOLDERS' EQUITY

Preferred Stock

In November 1996, the Company's Board of Directors created two series of Preferred Stock ("Series A" and "Series B"). The Company authorized 46,065 shares of Series A stock and 28,956 shares of Series B stock. At December 31, 1996, 17,109 shares of Series A and 28,956 shares of Series B were outstanding and classified as mandatorily redeemable preferred stock in the balance sheet. The Series B Preferred Stock was converted into Series A Preferred Stock on January 29, 1997. The mandatory redemption provisions applicable to the outstanding preferred stock were extinguished as a result of this conversion, therefore, the amounts received from the sale of such stock are classified as equity in the accompanying consolidated balance sheets. At December 31, 1999 and 1998, 46,065 shares of Series A are outstanding. A total of approximately 5,200,000 shares of common stock have been reserved for conversion of preferred stock and exercise of warrants held by the preferred shareholder. Significant terms and conditions of the Preferred Stock are described in the following paragraphs.

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

The holders of Series A stock are entitled to vote on all matters presented to the Company's stockholders for a vote and, except with respect to the election of Directors, each share of Series A stock entitles the holder thereof to such number of votes per share as equals the number of shares of the Common Stock into which such shares of Series A stock is then convertible. Initially, each share of Series A stock is convertible into 100 shares of Common Stock. In addition, the holders of Series A stock are entitled to vote separately as a separate class on all matters other than the election of directors. This means that matters submitted for a vote of the stockholders of the Company must receive the approval of the requisite percentage of the holders of Common Stock (with the holders of Series A stock being entitled to vote on an "as converted" basis) as well as of the holders of the Series A stock. In addition, the holders of Series A stock, as a class, are entitled to elect three directors to the Company's Board of Directors ("Preferred Directors"). In the event of a default, the holders of Series A stock become entitled to elect a majority of the Company's Board of Directors. The Company may not redeem the Preferred Stock at any time before January 1, 2001. The preferred stock is redeemable by the Company at $92.26 per share (issuance price).

The Company issued a total of 600,000 warrants in 1996 which are exercisable into 600,000 common shares at an exercise price of $1.50. These warrants are exercisable through November 13, 2006. The fair value of the warrants at issuance date was credited to additional paid-in capital.

Stock Option Plans

At December 31, 1999, 1,993,000 shares of common stock were reserved for the exercise of options under the Company's 1992 and 1990 stock option plans. Options to purchase shares of common stock are granted with an exercise price equal to or greater than the fair market value on the dates of grant, and are exercisable over periods ranging from three to ten years. Options may be exercised in installments generally commencing one year after the dates of grant. All options become fully vested upon the acquisition of the Company or a merger in which the Company is not the surviving entity.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 1999

In 1993, the Company established a Non-Employee Director Stock Option Plan (the "DSO Plan"), which provides for the automatic granting of fully vested options to purchase shares of common stock to members of the Board of Directors who are not employees of the Company. At December 31, 1999, 600,000 shares of common stock were reserved for issuance under the DSO Plan.

The fair value of these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates ranging from 4.73% to 6.01%, 4.52% to 5.69%, and from 6.10% to 6.52%, respectively; dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of .639; and an expected life of an option of 5 years.

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

                                   1999            1998         1997
                                   ----            ----         ----
Net Income (loss):
  As reported...................   $  1,151       $(   976)     $( 4,624)
  Pro forma.....................        918        ( 1,142)      ( 4,943)

Basic earnings (loss)
 per share:
  As reported...................   $   0.13       $(  0.11)     $(  0.54)
  Pro forma.....................       0.11        (  0.13)      (  0.58)

Diluted earnings (loss)
 per share:
  As reported...................   $   0.09       $(  0.11)     $(  0.54)
  Pro forma.....................       0.07        (  0.13)      (  0.58)


                 NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 1999


The following table summarizes the cumulative activity under the Company's incentive stock option plans:

                                   Options       Fully        Option Price      Weighted Avg.
                                Outstanding  Vested Options  Range (Per Share)  Exercise Price
                                -----------  --------------  -----------------  --------------
Balance at January 1, 1997       1,353,364      846,188       $ 1.25 - $9.50       $3.76
Granted                            219,500                      1.50 -  2.75        2.61
Canceled                          (418,155)                     2.63 -  9.50        3.72
Exercised                               --                                --          --
                                 ----------    ---------      ---------------    --------
Balance at December 31, 1997     1,154,709      936,812         1.25 -  6.00        3.57
Granted                            238,300                      1.00 -  2.00        1.31
Canceled                          (309,584)                     1.25 -  6.00        3.29
Exercised                               --                                --          --
                                 ----------   ----------      ---------------    --------
Balance at December 31, 1998     1,083,425      898,972         1.00 -  6.00        3.15
Granted                            326,250                      1.00 -  1.50        1.38
Canceled                          ( 61,350)                     1.00 -  5.75        2.77
Exercised                               --                                --          --
                                -----------   ----------      ---------------    --------
Balance at December 31, 1999     1,348,325    1,069,303       $ 1.00 - $6.00       $2.74
                                ===========   ==========      ===============    ========

No options were granted in 1999, 1998 or 1997 with an exercise price above market price on the dates of grant. The weighted average fair value of options granted with an exercise price equal to market price on the dates of grant during 1999, 1998 and 1997 was $.81, $.77, and $1.52, respectively. The remaining average contractual life for options outstanding as of December 31, 1999, was 6.63 years. The weighted average exercise price for exercisable options was $3.04, $3.35, and $3.58, at December 31, 1999, 1998 and 1997, respectively.

               NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 1999

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets, all noncurrent, at December 31, 1999 and 1998 are as follows:

                                            1999              1998
                                            ----              ----
Capitalized business expansion costs.....   $    547          $  1,079
Tax basis of fixed assets in excess of
 book basis..............................      1,726             1,638
Non-deductible reserves..................        551               404
State net operating loss carryforward....      1,439             2,701
Federal net operating loss carryforward..      8,192             8,233
Minimum tax credit.......................        258               258
Other, net...............................         45                85
                                           ----------        ----------
Total deferred tax assets................     12,758            14,398
Valuation allowance......................    (12,758)          (14,398)
                                           ----------        ----------
Net deferred tax assets..................  $      --         $      --
                                           ==========        ==========

Management has established a valuation allowance equal to the deferred tax assets at December 31, 1999 and 1998, based upon the likelihood that such deferred tax assets will not be realized in the near term.

At December 31, 1999, the Company had approximately $24,000 of federal and state net operating loss carryforwards which expire for federal purposes during the years 2011 through 2019 and for state purposes during the years 2000 through 2004. In addition, at December 31, 1999, the Company has approximately $258 in Alternative Minimum Tax Credits for federal tax purposes which do not expire. The majority of the Company's net operating loss and minimum tax credit carryforwards are subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382 as a result of an ownership change which occurred during 1996.

The differences between the income tax benefit at the statutory rate and the actual income tax benefit is as follows:

                                       1999           1998         1997
                                       ----           ----         ----
Federal income tax rate.............   34.0 %          (34.0)%     (34.0)%
Increase in taxes:
 Change in valuation allowance......  (34.0)            34.0        34.0
                                      -------          -------     -------
Effective income tax rate...........    0.0 %            0.0 %       0.0 %
                                      =======          =======     =======

Federal income tax payments of $30 were made during the year ending December 31, 1999. No payments were made in the years ending December 31, 1998 and 1997.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 1999

OPERATING LEASES

The Company leases land, vehicles and equipment under operating leases. Future annual minimum lease payments under noncancelable operating leases at December 31, 1999, are as follows:


     2000        $    263
     2001             220
     2002             181
     2003             184
     2004             209
     Thereafter    13,912
                  -------
                  $14,969
                  =======

Future payments under the land lease increase as the number of beds operated by Sierra Tucson increases in accordance with the levels specified in the agreement. Total rental expense recognized under operating leases for 1999, 1998, and 1997, was $374, $355, and $287, respectively.

EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan that provides for discretionary employer contributions and for optional employee contributions which are matched by the Company at a maximum rate of 50% of the employees' contributions up to amounts prescribed by law. All employees who meet minimum age and service requirements are eligible to participate in the plan. It is the Company's policy to fund plan contributions as accrued. For 1999, 1998, and 1997, employer matching and discretionary contributions to the plan were approximately $160, $143, and $142, respectively.

RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors is a member of an asset management firm that provided management and financial services to the Company in 1999 and 1998. Fees paid for services in 1999 and 1998 were $60, and $84, respectively. Management believes such fees are reasonable and comparable to those of other institutions providing similar services.

The Company leases a facility from an entity controlled by the President and CEO of the Company and Chairman of the Company's
Board of Directors. See note entitled Long-Term Debt and
Financing Obligation for additional information.

An entity controlled by the President and CEO of the Company and Chairman of the Company's Board of Directors provided consulting services to the Company; in 1999 and 1998 total fees of $267, and $71, respectively, were paid to that entity. Of the $267 paid in 1999, $100 was a Compensation Committee approved bonus for 1997 and 1998 which was paid in 1999; and $100 was a Compensation Committee approved bonus for 1999 which was paid in 1999.

An individual who became a member of the Company's Board of Directors on November 15, 1996, is a member of a law firm which represents the Company on real estate and transactional issues; total fees of $51 and $107 were paid to that firm in 1999 and 1998, respectively.

              NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 1999

Effective October 1, 1996, the Company sold HHHI to the former President and CEO of the Company for an amount which equaled the Company's purchase price plus advances to that subsidiary from the purchase through disposition date. The Company agreed to indemnify the related party for up to $130 upon resale of the HHHI real property to an unaffiliated third party. The Company will receive up to $130, after agreed upon deductions, in the event of a gain on the sale of the property.

CONTINGENCIES

The Company is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims will not, individually or in the aggregate, have a material adverse effect on the Company=s financial position, results of operations or cash flows.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes certain quarterly financial data:

                                                       Income               Net Income (loss)
                                                       (Loss)                Per Share of
                                                       Before      Net       Common Stock
                               Total    Operating  Extraordinary  Income   Before Ext. Item
                              Revenue   Expenses        Item      (Loss)   Basic     Diluted
                              -------   ---------  -------------  ------   -----     -------
1999 Quarter ended:
  March 31................    $8,137       $7,161     $   976     $  976   $0.11      $ 0.07
  June 30.................     7,627        7,226         401        401    0.05        0.03
  September 30............     6,650        7,079      (  429)     ( 429)  (0.05)      (0.05)
  December 31.............     7,936        7,733         203        203    0.02        0.02

1998 Quarter ended:
  March 31................    $6,847       $6,574     $   273     $  273   $0.03      $ 0.02
  June 30.................     7,323        7,105         218        218    0.03        0.02
  September 30............     5,542        6,348      (  806)    (1,070)  (0.09)      (0.09)
  December 31.............     6,572        6,969      (  397)    (  397)  (0.04)      (0.04)

The Company recorded an extraordinary charge for early extinguishment of debt of $264 in the third quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 24, 2000, and is hereby incorporated by reference.

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

           Schedule II. Valuation and Qualifying Accounts

       (3) Exhibits. The following exhibits are incorporated by reference as indicated or are filed as part of this Annual Report on Form 10-K:

                                                                      Sequentially
Exhibit                                                                 Numbered
Number                         Document                                   Page
-------   -----------------------------------------------------       ------------
  3.1     Certificate of Incorporation                                     (1)

  3.2     Amended Restated By-Laws                                         (5)

  4.1     Specimen Common Stock Certificate                                (1)

  4.2     Certificate of Designation, Preferences and Rights of           (11)
          the Convertible Preferred Stock, Series A and Cumulative
          Preferred Stock, Series B of NextHealth, Inc.

10.26     Stock Bonus and Repurchase Agreement, dated November 18,         (1)
          1988, between John H. Schmitz and Rita F. Schmitz and Sierra
          Tucson/Properties, Inc., as amended on August 31, 1989

10.33     1989 Stock Option Plan                                           (1)

10.47     1990 Stock Option Plan                                           (2)

10.49     Commercial lease dated as of March 15, 1991, between the         (3)
          State of Arizona and Sierra Tucson AC, Inc., relating to
          lease of Adolescent Care facility site

10.51     Form of Indemnity Agreement*                                     (4)

10.53     1992 Stock Option Plan                                           (3)

10.54     Non-Employee Directors Stock Option Plan                         (5)

10.56     Real Estate Sale Agreement and industrial Building Lease         (6)
          for Sierra Tucson AC, Inc. Adolescent Center dated
          December 28, 1994, and December 29, 1994, respectively.

10.57     Onsite Training and Consulting, Inc. Stock Purchase              (6)
          Agreement dated January 13, 1995


                                                                        Sequentially
Exhibit                                                                   Numbered
Number                    Document                                          Page
-------  ---------------------------------------------------------      ------------
10.58    Severance Agreement, General Release, Covenant Not to             (6)
         Sue between the Company and William T. O'Donnell, Jr.,
         dated January 20, 1995

10.59    Elements of compensation - Wayne M. Morrison, Vice President/     (7)
         Chief Financial Officer

10.60    Note Payable between NextHealth, Inc. and Sundt Corporation       (8)
         dated April 10, 1996 (without exhibits)

10.61    Asset Purchase Agreement by and among NextHealth, Inc.            (8)
         and Hilton Head Health Institute, Inc. dated February 29,
         1996 (without exhibits)

10.62    Amendment 1 to Note Payable between NextHealth, Inc. and          (9)
         Sundt Corporation dated June 28, 1996

10.63    Loan Agreement between NextHealth, Inc. and Mortgages,Ltd.        (9)
         dated June 25, 1996 (without exhibits)

10.64    Secured Promissory Note between NextHealth, Inc. and              (9)
         Mortgages, Ltd. dated June 25, 1996

10.65    Deed of Trust, Assignment of Rents and Security Agreement         (9)
         between NextHealth, Inc. and Mortgages, Ltd. dated June 25, 1996

10.66    Security Agreement between Sierra Tucson, Inc. and Mortgages,     (9)
         Ltd. dated June 25, 1996 (without exhibits)

10.67    Security Agreement between Sierra Healthstyles, Inc. and          (9)
         Mortgages, Ltd. dated June 25, 1996 (without exhibits)

10.68    Guaranty between Sierra Tucson, Inc. and Mortgages, Ltd.          (9)
         dated June 25, 1996

10.69    Guaranty between Sierra Healthstyles, Inc. and Mortgages,         (9)
         Ltd. dated June 25, 1996

10.70    Asset Purchase Agreement between Sierra Tucson, Inc. and         (10)
         Soften Realty, LLC

10.71    Operating Agreement of Soften Realty, Inc. between               (10)
         NextHealth, Inc. and AP NH, LLC

10.72    Security Agreement between Sierra Tucson, Inc. and               (10)
         Soften Realty, LLC

10.73    Non-negotiable Security Promissory Note                          (10)

10.74    Assumption agreement                                             (10)

10.75    Bill of Sale and Assignment between Sierra Tucson, Inc.          (10)
         and Soften Realty, LLC

10.76    Preferred Stock and Warrant Purchase Agreement between           (10)
         NextHealth, Inc. and AP LOM LLC

10.77    Registration and Pre-emptive Rights Agreement between            (10)
         NextHealth, Inc. and AP LOM LLC

10.78    Credit Agreement between NextHealth, Inc. and AP LOM LLC         (10)


                                                                         Sequentially
Exhibit                                                                    Numbered
Number               Document                                                Page
-------  ----------------------------------------------------------      ------------
10.79    Pledge Agreement between NextHealth, Inc. and AP LOM LLC          (10)

10.80    Term Note A between NextHealth, Inc. and AP LOM, LLC              (11)

10.81    Term Note B between NextHealth, Inc. and AP LOM, LLC              (11)

10.82    Warrant for 500,000 shares of Common Stock                        (11)

10.83    Deed of Trust for the use and benefit of AP LOM, LLC              (11)

10.84    Guaranty made by NextHealth's subsidiaries                        (11)

10.85    General Security Agreement among NextHealth's subsidiaries        (11)
         and AP LOM, LLC

10.86    Loan Agreement made by Sierra Health-Styles, Inc., and            (12)
         Sierra Tucson, LLC in favor of Lehman Brothers Holdings Inc.

10.87    Mortgage Note made by Sierra Health-Styles, Inc., and             (12)
         Sierra Tucson, LLC in favor of Lehman Brothers Holdings Inc.

10.88    Commercial long-term lease dated October 23, 1998, between        (13)
         the State of Arizona State Land Department and Sierra Tucson,
         L.L.C. relating to the Sierra Tucson site.

10.89    Amended and Restated First Amendment to Lease, dated March 15,    (14)
         2000, between ODE, L.L.C and Sierra Tucson, L.L.C. relating to the Sierra Tucson buildings.

21.1     Subsidiaries                                                       41

23.1     Consent of Ernst & Young LLP, Independent Auditors                 42

27       Financial Data Schedule

(1) Incorporated by reference from Company's Form S-1 Registration Statement, File No. 33-31020, declared effective in October 1989.

(2) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1990.

(3) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1991.

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

(10) Incorporated by reference from the Company's Form 10-Q/A No. 1 for the quarter ended September 30, 1996.

(11) Incorporated by reference from the Company's Form 10-Q/A No. 2 for the quarter ended September 30, 1996.

(12) Incorporated by reference from the Company's Form 10-Q/A No. 1 for the quarter ended June 30, 1998.

(13) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.

(14)     Filed as part of this Annual Report on Form 10-K.

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

                                     NEXTHEALTH, INC.

Dated: March 29, 2000                BY: /s/ William T. O'Donnell, Jr.
                                        ------------------------------
                                        WILLIAM T. O'DONNELL, JR.
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Capacity                                   Date
---------                       --------                                   ----
/s/William T. O'Donnell, Jr.   Chairman of the Board of Directors         March 29, 2000
----------------------------   President and Chief Executive Officer
William T. O'Donnell, Jr.      (Principal Executive Officer)

/s/ Neil E. Jenkins            Director                                   March 29, 2000
----------------------------
Neil E. Jenkins


/s/ George L. Ruff             Director                                   March 29, 2000
----------------------------
George L. Ruff


/s/ Stephen L. Berger          Director                                   March 29, 2000
----------------------------
Stephen L. Berger


/s/ Lee S. Neibart             Director                                   March 29, 2000
----------------------------
Lee S. Neibart


/s/ Michael L. Ashner          Director                                   March 29, 2000
----------------------------
Michael L. Ashner


/s/ Alfred Trivilino           Director                                   March 29, 2000
----------------------------
Alfred Trivilino


/s/ Loree Thompson            (Principal Financial and                    March 29, 2000
---------------------------    Accounting Officer)
Loree Thompson

                 NEXTHEALTH, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (000s)

          Column A              Column B      Column C      Column D        Column E
          --------              --------      --------      --------        --------
                                             Additions
                               Balance at   (Charged to                      Balance at
                              Beginning of   Costs and                         End of
         Description             Period       Expenses)      Deductions        Period
         -----------          ------------   -----------     ----------      ----------
Year ended December 31, 1999:
   Allowance for doubtful
   accounts                    $  278          $  370          $ 290           $  358

Year ended December 31, 1998:
   Allowance for doubtful
   accounts                    $  348          $  159          $ 229           $  278

Year ended December 31, 1997:
   Allowance for doubtful
   accounts                    $  513          $(  41)         $ 124           $  348


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

Sierra Tucson Educational
  Materials, Inc. (STEM)           Arizona

NextHealth Water Resources, Inc.   Arizona

Sierra Tucson AC, Inc. (STAC)      Arizona

Miraval Service Corporation, Inc.  Arizona

Old Corporation, Inc. (inactive)   Arizona

Onsite Workshops, Inc. (inactive)  Arizona

The NextHealth Institute, Inc.     Arizona
(inactive)


                            Exhibit 23.1

         Consent of Ernst & Young LLP, Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-44620) pertaining to the Sierra Tucson Companies, Inc., 1992 Stock Option Plan and in the Registration Statement (Form S-8 No. 33-38608) pertaining to the Sierra Tucson Companies, Inc., 1990 Stock Option Plan of our report dated January 28, 2000, with respect to the consolidated financial statements and schedule of the Company included in the Annual Report (Form 10-K) for the year ended December 31, 1999.


                                       /s/ Ernst & Young LLP
                                          ------------------------
                                           ERNST & YOUNG LLP
Tucson, Arizona
March 23, 2000