Form 10-Q
period 2000-03-31
NEXTHEALTH INC
filed 2000-05-11
CIK 855272

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2000

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


                       (520) 792-5800
      ---------------------------------------------------
      (Registrant's Telephone Number, including Area Code)


                               N/A
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X]  YES   [  ]  NO

On May 1, 2000, there were 8,586,238 shares of the registrant's
Common Stock outstanding.

Reference is made to the listing beginning on page 14 of all exhibits filed as a part of this report.

                        NEXTHEALTH, INC.
                           FORM 10-Q
                       TABLE OF CONTENTS

Part I - Financial Information                                        Page
------------------------------                                        ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2000 (unaudited)
        and December 31, 1999.......................................    3

        Unaudited Consolidated Statements of Operations for the three
        months ended March 31, 2000 and 1999........................    4

        Unaudited Consolidated Statements of Cash Flows for the three
        months ended March 31, 2000 and 1999........................    5

        Unaudited Consolidated Statements of Changes in Stockholders'
        Equity for the three months ended March 31, 2000............    6

        Unaudited Notes to the Consolidated Financial Statements....    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................    9


Part II - Other Information
---------------------------
Item 1. Legal Proceedings...........................................   14

Item 4. Submission of Matters to a Vote of Security Holders.........   14

Item 6. Exhibits and Reports on Form 8-K............................   14

Signatures..........................................................   15

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               NEXTHEALTH, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           (000s, except share and per share amounts)

                                                      March 31,      December 31,
                                                        2000            1999
                                                      ---------      -----------
                                                     (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents...........................   $  7,417        $  3,803
    Accounts receivable, less allowance for doubtful
     accounts of $232 and $337, respectively.......      1,290           1,174
    Prepaid expenses...............................        631             438
    Other current assets...........................        585             573
                                                      ---------       ---------
     Total current assets..........................      9,923           5,988

  Property and equipment, net......................     32,986          33,327
  Long-term receivables, less allowance for doubtful
   accounts of $20 and $21, respectively...........         59              64
  Intangible assets, less amortization of $364 and
   $310, respectively..............................        377             431
  Other assets.....................................         21              21
                                                      ---------       ---------
     Total assets..................................    $43,366         $39,831
                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade........................    $   875         $   888
    Accrued expenses and other liabilities.........      4,722           3,835
                                                      ---------       ---------
     Total current liabilities.....................      5,597           4,723

  Minority interest................................        425             389
  Long-term debt and financing obligation..........     12,692          12,724
                                                      ---------       ---------
     Total liabilities.............................     18,714          17,836

  Stockholders' Equity:
    Preferred stock - undesignated, $.01 par value,
     3,924,979 shares authorized, no shares
     outstanding...................................         --              --
    Preferred stock, Series A, $.01 par value,46,065
     shares authorized; 46,065 shares outstanding
     at March 31, 2000 and December 31, 1999.......         --              --
    Common stock, $.01 par value, 16,000,000 shares
     authorized; 8,586,238 shares outstanding at
     March 31, 2000 and 8,554,938 shares outstanding
     at December 31, 1999..........................         86              86
    Additional paid-in capital.....................     48,075          48,012
    Accumulated deficit............................    (23,509)        (26,103)
                                                      ---------       ---------
     Total stockholders' equity....................     24,652          21,995
                                                      ---------       ---------
     Total liabilities and stockholders' equity....   $ 43,366         $39,831
                                                      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
             (000s, except share and per share amounts)
                          (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 2000         1999
                                                 ----         ----
Revenue:
 Net operating revenue......................     $ 10,708     $  8,092
 Other revenue..............................           62           45
                                                 ---------    ---------
     Total net revenue......................       10,770        8,137

Operating expenses:
 Salaries and related benefits..............        3,960        3,361
 General and administrative.................        3,196        2,827
 Depreciation and amortization..............          695          671
 Interest expense...........................          325          302
                                                 ---------    ---------
     Total operating expenses...............        8,176        7,161

Income before income taxes..................        2,594          976

Income tax provision (benefit)..............           --           --
                                                 ---------    ---------
Net income..................................     $  2,594     $    976
                                                 =========    =========
Shares used in basic per share
 calculation................................     8,586,238    8,554,938
                                                 =========    =========
Shares used in diluted per share
 calculation................................    14,297,892   13,195,495
                                                ==========   ==========
Basic income per common
 share......................................     $     .30    $     .11
                                                ==========   ==========
Diluted income per common
 share......................................     $     .18    $     .07
                                                ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    NEXTHEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000s)
                             (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                     2000           1999
                                                     ----           ----
Cash flows from operating activities:
 Net income.....................................     $  2,594      $    976
 Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization...............          695           671
    Provision for bad debts.....................           22           (10)
    Minority Interest...........................           36            23
Changes in operating assets and liabilities:
  Increase in assets:
    Accounts receivable.........................         (133)          (92)
    Other assets................................         (202)         (181)
  Increase in liabilities:
    Accounts payable, accrued expenses
     and other liabilities......................          860           673
                                                     ---------     ---------
Net cash provided by operating activities.......        3,872         2,060

Cash flows from investing activities:
  Purchase of property and equipment............         (289)         (303)
                                                     ---------     ---------
Net cash used in investing activities...........         (289)         (303)

Cash flows from financing activities:
  Proceeds from sale of stock to former director           63            --
  Reduction of long-term borrowings and
   financing obligation.........................          (32)         ( 59)
                                                     ---------     ---------
Net cash used in financing activities...........           31          ( 59)
                                                     ---------     ---------
Net increase in cash and equivalents............        3,614         1,698

Cash and equivalents at beginning of period.....        3,803           843
                                                     ---------     ---------
Cash and equivalents at end of period...........     $  7,417      $  2,541
                                                     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (000s, except share amounts)
                          (Unaudited)

                                           Additional                       Total
                          Common Stock       Paid-in     Accumulated     Stockholders'
                        Cost     Shares      Capital      Deficit           Equity
                        ----     ------    ----------    -----------    -------------
Balance at
 December 31, 1999      $  86    8,554,938   $ 48,012     $ (26,103)        $ 21,995

Sale of common stock
 to former director        --       31,300         63            --               63

Net income for the
 three months ended
 March 31, 2000            --           --         --         2,594            2,594
                        -----    -----------  -------     ----------        ---------
Balance at
 March 31, 2000         $  86    8,586,238   $ 48,075     $ (23,509)        $ 24,652
                        =====    =========== ========     ==========        ========

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying interim consolidated financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 3 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three-month periods ending March 31, 2000 and 1999 are as stated below:

                                    March 31, 2000         March 31, 1999
                                    --------------         --------------

     Common shares                    8,586,238             8,554,938
     Convertible preferred shares     4,606,500             4,606,500
     Dilutive warrants                  600,000                    --
     Dilutive options                   505,154                34,057
                                      ---------             ---------
     Diluted shares                  14,297,892            13,195,495
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

Information about the Company's operations in different business segments for the three-month periods ending March 31, 2000 and 1999 is as follows:

                                                        Corporate
                                            Health &       and
                                 Treatment  Leisure    Other Items    Consolidated
                                 ---------  --------   -----------    ------------
2000
-----------------------------
Total revenue..................   $ 5,119    $ 5,635     $    16       $10,770
Income (loss) before
  income tax benefit...........     1,921        934      (  261)        2,594
Identifiable assets............     8,707     32,698       1,961        43,366
Capital expenditures...........        45        244          --           289
Depreciation & amortization
  expense......................        93        598           4           695
Interest expense...............       208        117           0           325

1999
-----------------------------
Total revenue..................   $ 4,010    $ 4,097    $     30       $ 8,137
Income (loss) before
  income tax benefit...........     1,347       (139)     (  232)          976
Identifiable assets............     4,920     32,887       1,672        39,479
Capital expenditures...........       204        104          (5)          303
Depreciation & amortization
  expense......................        80        586           5           671
Interest expense...............       192        110           0           302


NOTE 5- INCOME TAXES

No provision for income taxes was recorded in the three-month periods ended March 31, 2000 or March 31, 1999 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 6 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. At present, the Company does not have any account balances which cause comprehensive income to differ from net income.

NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated statements of operations have been reclassified to conform to the presentation used in the first quarter 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three-month period ended March 31, 2000. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over ten years, the Company has developed effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

The Company believes that it has positioned itself to capitalize on the emerging health and leisure segment of the health care services industry through the development of Miraval, a luxury health leisure resort and spa which provides a full range of self-awareness, stress management and recreational activities. For the quarter ended March 31, 2000, the Treatment segment accounted for approximately 47.5% of the Company's operating revenues and approximately 39.1% of its operating expenses, while the Health and Leisure segment accounted for approximately 52.3% of the Company's operating revenue and approximately 57.5% of its operating expenses.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and equivalents for the quarter increased $3.6 million to $7.4 million or 95%. The increase is a result of cash flow from operating activities during the period. See Consolidated Statements of Cash Flows for more information.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three-month period ended March 31, 2000 compared to three-month period ended March 31, 1999

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended
March 31, 2000, compared to the same period in 1999 are discussed below.

                                                    Three Months Ended
                                                        March 31,
                                               -------------------------------
                                               2000         1999      % Change
                                               ----        ------     ---------
Financial results:
(000s, except per share amounts)

  Total net revenue........................     $10,770     $ 8,137        32.4%
  Total operating expenses.................       8,176       7,161        14.2
  Net income...............................       2,594         976       165.8
  Basic income per common share............         .30         .11       172.7
  Diluted income per common share..........         .18         .07       157.1
  Net cash provided by operating activities       3,872       2,060        88.0
Operating data:
  Patient days - Sierra Tucson.............       5,658       5,236         8.1
  Average daily census - Sierra Tucson.....          62          58         6.9
  Guest days - Miraval.....................       9,770       8,070        21.1
  Room occupancy - Miraval.................          68%         59%       15.3

For the three-month period ended March 31, 2000, net income increased $1.6 million to $2.6 million or 165.8% over the comparable quarter of 1999. Net cash provided by operating activities increased 88.0%
resulting in net cash provided by operating activities of $3.9 million compared to the same period in 1999.

Total net revenue increased $2.6 million to $10.8 million, an increase of 32.4% when compared to the same period in 1999. Results reflect a 37.5% revenue increase at Miraval and a 27.6% revenue increase at Sierra Tucson, when compared to the corresponding quarter of 1999.

Salaries and related benefits decreased 4.5% as a percentage of revenue during the period. Salaries and related benefits increased $599,000 to $4.0 million, when compared to the same period in 1999. The increase was attributable to staffing adjustments related to increased occupancy at Miraval and staffing adjustments related to increased census at Sierra Tucson.

General and administrative expense decreased 5.1% as a percentage of revenue during the first quarter of 2000. General and administrative expense increased $369,000 to $3.2 million, an increase of 13.1% when compared to the same period in 1999. The increase was related to increased occupancy at Miraval and increased census at Sierra Tucson during the quarter.

Interest expense increased $23,000 to $325,000 or 7.6% when compared to first quarter 1999. The increase reflects the higher interest rate on the loan outstanding in first quarter 2000 compared to the rate charged in the corresponding quarter of 1999.

The Company recognized a pre-tax income of $2.6 million for the three-month period ended March 31, 2000. No provision or benefit for income taxes was recorded during this period due to the existence of deferred tax assets not previously benefited.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three-month period ended March 31, 2000. During this period, 48.1% of patient revenue was derived from retail payments and the remaining 51.9% from insurance, contracts and other third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects.

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

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. During first quarter 2000, Miraval's room occupancy rate was approximately 68%. Miraval also contributed positive cash flow to the Company's operations during the first quarter of 2000.

For the three-month period ended March 31, 2000, the Company had capital expenditures of approximately $289,000. At March 31, 2000, the Company's cash and equivalents were $7.4 million.

Management believes that funds from operations will provide the cash necessary to meet its short-term capital needs. The $1.7 million capital improvement reserve funds from the Lehman transaction are also available if needed. The Company must continue to focus on revenue growth and expense controls in order to preserve and improve its liquidity position. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

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

The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company recently amended its building lease with ODE to provide for a lease term that coincides with the State Land Lease. The revised lease agreement grants the Company the option of repurchasing the buildings at fair market value or leasing the facilities at fair market rental value starting in 2001. The Company has begun preliminary discussions regarding the repurchase of the buildings.

Miraval, the Company's health leisure resort and spa, will continue its focused sales efforts in targeted cities and will also continue to build national awareness by capitalizing on the outstanding media support it has received. Miraval was voted the #1 Spa in the World in the November 1999 Conde Nast Traveler's Readers' Poll, ahead of such competitors as Canyon Ranch, the Lodge at Skylonda, Rancho La Puerta and Golden Door. As part of the same poll, Miraval was ranked Number 29 in the "Best of the Best" among a world-wide combination of resorts, hotels, cruise lines, islands, monuments, spas and cities. Of the U.S. facilities listed in the "Best of the Best", Miraval was the third highest. In May 2000, Miraval was named the #2 Best Spa in Gourmet Magazine's Readers' Poll. In September 1999, Miraval was named the #4 Best Spa in America in Travel and Leisure's Readers' Poll. In the September 1999 National Geographic Traveler, Miraval was listed among their Top 24 Best Spas in America; in Shape Magazine in October 1999, Miraval was voted #5 Best Spa in America.

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

The importance of the group market is also recognized, and Miraval will continue to focus on soliciting groups for team building and corporate retreats. In addition, the special promotions that have proved successful will again be offered throughout the year, and Miraval will continue to promote other specialty week activities.

The operations of Miraval appear to be seasonal, and although seasonally adjusted rates were offered in 1999 and 1998, occupancy levels fell off during the summer months. Miraval was closed for three weeks in July 1998 in response to the seasonal fluctuation in consumer demand as well as to permit certain renovations and improvements to the facilities. Miraval remained open during the entire month of July 1999 and will remain open during the entire month of July 2000.

The Company owns approximately 30 acres of land and buildings north of Miraval ("North Campus"). The North Campus facilities include nine separate buildings (approximately 41,700 square feet) that contain 30 casita-style rooms, group rooms, a kitchen, dining room and other support facilities which, until mid-1998, had been the site of Sierra Tucson. Zoning for the property occupied by Miraval and the North Campus was amended in 1998 to permit a total of 356 resort hotel rooms and up to 226 residential units.

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

Sierra Tucson's operations are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). JCAHO accreditation is important to the operations of Sierra Tucson since most insurance companies require such accreditation in order for the treatment of patients to qualify for insurance payment or reimbursement. If Sierra Tucson were unable to maintain its JCAHO accreditation, its business would be adversely affected. In May 1999, Sierra Tucson successfully completed its JCAHO review by receiving accreditation with commendation. The next scheduled review by JCAHO will be in May 2002.

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

Miraval's unique blending of luxury resort recreational activities with stress management and self-awareness programs clearly differentiates it from the spas with which it competes. Because Miraval represents a benchmark for the new and growing trend in hospitality for lifestyle enhancing products, market data in this niche cannot easily be ascertained. Due to Miraval's relatively short history and the uniqueness of its programs and services, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. While the Company believes that there is strong consumer demand for Miraval's products and services, the historical data does not exist in this niche to be certain the demand will continue.

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

                                    NextHealth, Inc.
                                    ----------------------------------
                                    Registrant

DATE:   May 11, 2000                BY:  /s/ William T. O'Donnell, Jr.
                                       -------------------------------
                                    WILLIAM T. O'DONNELL, JR.
                                    President and Chief Executive Officer


DATE:   May 11, 2000                BY:  /s/ Loree Thompson
                                       -------------------------------
                                    LOREE THOMPSON
                                    Chief Financial Officer