Form 10-Q
period 2000-06-30
NEXTHEALTH INC
filed 2000-08-10
CIK 855272

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2000

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ___________ to ___________


                 Commission File Number: 0-17969


                             NEXTHEALTH, INC.
     --------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)


   Delaware                                 86-0589712
-------------------------------  ------------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona      85739
----------------------------------------------     -------
(Address of Principal Executive Offices)          (Zip Code)


                             (520) 792-5800
      -----------------------------------------------------
      (Registrant's Telephone Number, including Area Code)


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

On August 1, 2000, there were 8,619,418 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 16 of all exhibits filed as a part of this report.

                        NEXTHEALTH, INC.
                           FORM 10-Q
                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

        Consolidated Balance Sheets as of June 30, 2000
        (unaudited) and December  31, 1999..................      3

       Unaudited Consolidated Statements of Operations for the
       three and six-month periods ended June 30, 2000 and 1999    4

       Unaudited Consolidated Statements of Cash Flows for the
       six-month periods ended June 30, 2000 and 1999..........     5

       Unaudited Consolidated Statements of Changes in
       Stockholders' Equity for the six-month period ended
       June 30, 2000...........................................     6

       Unaudited Notes to the Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................    10


PART II - OTHER INFORMATION

Item 1. Legal Proceedings......................................    16

Item 4. Submission of Matters to a Vote of Security Holders....    16

Item 6. Exhibits and Reports on Form 8-K.......................    16

Signatures.....................................................    17

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               NEXTHEALTH, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           (000s, except share and per share amounts)

                                              June 30,       December 31,
                                                2000              1999
                                              --------       ------------
                                             (Unaudited)
ASSETS
  Current Assets:
   Cash and equivalents....................   $  9,348          $ 3,803
   Accounts receivable, less allowance for
    doubtful accounts of $265 and $337,
    respectively...........................      1,144            1,174
   Prepaid expenses........................        721              438
   Other current assets....................        592              573
                                              ---------         --------
     Total current assets..................     11,805            5,988

  Property and equipment, net..............     32,564           33,327
  Long-term receivables, less allowance
   for doubtful accounts of $18 and $21,
   respectively............................         53               64
  Intangible assets, less amortization
   of $419 and $310, respectively..........        322              431
  Other assets.............................         21               21
                                              ---------        ---------
     Total assets..........................    $44,765           $39,831
                                              =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Accounts payable, trade.................    $   617           $   888
   Accrued expenses and other liabilities..      4,148             3,835
                                               --------         ----------
     Total current liabilities.............      4,765             4,723

  Minority interest........................        472               389
  Long-term debt and financing obligation..     12,660            12,724
                                               ---------        ----------
     Total liabilities.....................     17,897            17,836

  Stockholders' Equity:
    Preferred stock-undesignated, $.01 par
     value, 3,924,979 shares authorized,
     no shares outstanding.................        --                --
    Preferred stock, Series A, $.01 par value,
     46,065 shares authorized; 46,065 shares
     outstanding at June 30, 2000
     and December 31, 1999.................        --                --
    Common stock, $.01 par value, 16,000,000
     shares authorized; 8,619,488 shares
     outstanding at June 30, 2000 and 8,554,938
     shares outstanding at December 31, 1999..      86                86
    Additional paid-in capital.............     48,136            48,012
    Accumulated deficit....................    (21,354)          (26,103)
                                              ---------         ---------
     Total stockholders' equity............     26,868            21,995
                                              ---------         ---------
     Total liabilities and
      stockholders' equity.................   $ 44,765           $39,831
                                              =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

               NEXTHEALTH, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
           (000s, except share and per share amounts)
                          (Unaudited)

                                    Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                    ------------------      ----------------
                                     2000       1999         2000      1999
                                    ------      ----         ----      ----
Revenue:
   Net operating revenue..........  $10,437    $ 7,606      $21,145    $15,698
   Other revenue..................       81         21          143         66
                                    --------   --------     --------   --------
     Total net revenue............   10,518      7,627       21,288     15,764

Operating expenses:
   Salaries and related benefits..    3,958      3,361        7,918      6,722
   General and administrative.....    3,271      2,902        6,467      5,729
   Depreciation and amortization..      704        667        1,399      1,338
   Interest expense...............      333        296          658        598
                                    --------    -------     --------    -------
     Total operating expenses.....    8,266      7,226       16,442      14,387
                                    --------   --------     --------    -------
Income before income taxes........    2,252        401        4,846       1,377
Income tax provision..............       97         --           97          --
                                    --------   --------     --------    -------
Net income........................  $ 2,155    $   401      $ 4,749     $ 1,377
                                    ========   ========     ========    ========
Shares used in basic per share
  calculation..................... 8,619,488  8,554,938    8,619,488   8,554,938
                                   =========  =========    =========   =========
Shares used in diluted per share
  calculation.................... 14,127,030 13,169,808   14,103,780  13,183,875
                                  ========== ==========   ==========  ==========
Basic income per common
  share..........................   $  .25     $   .05      $   .55     $   .16
                                  ========== ==========   ==========   =========
Diluted income per common
  share..........................   $  .15     $   .03      $   .34     $    .10
                                  ========== ==========   ==========   =========

The accompanying notes are an integral part of the consolidated financial statements.

               NEXTHEALTH, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (000s)
                          (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           -----------------
                                                            2000        1999
                                                            ----        ----
Cash flows from operating activities:
  Net income...........................................     $ 4,749    $ 1,377
  Adjustments to reconcile net income to cash
    provided by operating activities:
        Depreciation and amortization..................       1,399      1,338
        Provision for bad debts........................          63        110
        Provision for income tax.......................          97         --
        Minority Interest..............................          83         46
        Charge for non-employee options................           4         --
Changes in operating assets and liabilities:
     Increase in assets:
        Accounts receivable............................        ( 22)      (477)
        Other assets...................................        (302)      (115)
     (Decrease) increase in liabilities:
        Accounts payable, accrued expenses
         and other liabilities.........................        ( 78)       192
                                                            --------   --------
Net cash provided by operating activities..............       5,993      2,471

Cash flows from investing activities:
     Purchase of property and equipment................        (504)      (856)
                                                            --------   --------
Net cash used in investing activities..................        (504)      (856)

Cash flows from financing activities:
     Proceeds from sale of stock.......................         120         --
     Reduction of long-term borrowings and
        financing obligation...........................         (64)      ( 63)
                                                            --------   ---------
Net cash provided by (used in) financing activities....          56       ( 63)
                                                            --------   ---------

Net increase in cash and
  equivalents..........................................       5,545      1,552

Cash and equivalents at beginning of period............       3,803        843
                                                            --------   ---------
Cash and equivalents at end of period..................     $ 9,348    $ 2,395
                                                            ========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                      NEXTHEALTH, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (000s, except share amounts)
                               (Unaudited)

                                                Additional                 Total
                                Common Stock      Paid-in   Accumulated  Stockholders'
                              Cost      Shares    Capital    Deficit        Equity
                              ----      ------   ---------  -----------  -------------
Balance at
 December 31, 1999           $  86    8,554,938    $48,012    $(26,103)    $ 21,995

Sale of common stock            --       64,550        120          --          120

Issuance of non-employee
  vested options                                         4                        4

Net income for the
 six months ended
 June 30, 2000                  --          --          --        4,749        4,749
                            -------  -----------   ---------   ----------   --------
Balance at
 June 30, 2000               $  86   8,619,488     $48,136     $(21,354)    $ 26,868
                            =======  ===========   =========   ==========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                            NEXTHEALTH, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (000s)
                              (Unaudited)

NOTE 1 - ORGANIZATION

NextHealth, Inc. and subsidiaries (collectively, the "Company") have operations in two principal business segments; Treatment, and Health and Leisure through which it provides both behavioral health care and wellness and preventive health services. The Treatment segment includes Sierra Tucson, LLC ("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc. d/b/a Miraval ("Miraval"), is a luxury health resort and spa which provides a unique vacation experience blending stress management and self-awareness programs with a full range of personal services and recreational activities. The current operations of the Company are located in Tucson, Arizona.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying interim consolidated financial statements as of June 30, 2000 and for the three and six-month periods ended June 30, 2000 and 1999 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 3 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three and six-month periods ending June 30, 2000 and 1999 are as stated below:

                                    Three-month period      Six-month period
                                     ended June 30,           ended June 30,
                                    ------------------      -----------------
                                    2000         1999       2000         1999
                                    ----         ----       ----         ----
Common shares                     8,619,488    8,554,938    8,619,488    8,554,938
Convertible preferred shares      4,606,500    4,606,500    4,606,500    4,606,500
Dilutive options                    301,042        8,370      277,792       22,437
Dilutive warrants                   600,000           --      600,000           --
                                  ---------   ----------    ---------     --------
Diluted shares                   14,127,030   13,169,808   14,103,780   13,183,875
                                 ==========   ==========   ==========   ==========

NOTE 4 - BUSINESS SEGMENT AND OTHER OPERATING DATA

The Company operates in two principal business segments; Treatment, and Health and Leisure (the Segments) through which it provides both behavioral health care and wellness and preventive health services. The Segments are located in and derive all their revenues from their facilities in Tucson, Arizona. The Treatment Segment is an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. Substantially all revenues in this Segment result from inpatient charges, therapy, professional fees, and pharmacy charges. The Health and Leisure Segment consists of a luxury health resort and spa which provides a unique vacation experience blending stress management and self-awareness programs with a full range of personal services and recreational activities. Substantially all revenues in this Segment result from guest bookings, group bookings and retail sales of goods and services.

Information about the Company's operations in different business segments for the three and six-month periods ending June 30, 2000 and 1999 is as follows:

                                                      Corporate
                                          Health &       and
                                Treatment  Leisure   Other Items    Consolidated
                                --------- --------   -----------    ------------
Three-month period ended
 June 30, 2000
------------------------
Total revenue...............    $ 5,631    $ 4,879    $     8        $ 10,518
Income (loss) before
  income tax benefit........      2,359        241       (348)          2,252
Identifiable assets.........     10,545     32,166      2,054          44,765
Capital expenditures........        145         70         --             215
Depreciation & amortization
  expense...................         95        605          4             704
Interest expense............        212        120          1             333

Six-month period ended
June 30, 2000
------------------------
Total revenue...............    $10,750    $10,514    $    24       $ 21,288
Income (loss) before
  income tax benefit........      4,280      1,175       (609)         4,846
Identifiable assets.........     10,545     32,166      2,054         44,765
Capital expenditures........        190        314         --            504
Depreciation & amortization
  expense...................        188      1,203          8          1,399
Interest expense............        420        237          1            658

Three-month period ended
 June 30, 1999
------------------------
Total revenue...............    $ 4,155    $ 3,466    $     6      $  7,627
Income (loss) before
  income tax benefit........      1,229       (562)      (266)          401
Identifiable assets.........      5,856     31,796      1,766        39,418
Capital expenditures........        464         89         --           553
Depreciation & amortization
  expense...................         82        583          2           667
Interest expense............        191        104          1           296

Six-month period ended
June 30, 1999
------------------------
Total revenue...............    $ 8,166    $ 7,563    $    35     $ 15,764
Income (loss) before
  income tax benefit........      2,576       (701)      (498)       1,377
Identifiable assets.........      5,856     31,796      1,766       39,418
Capital expenditures........        683        193         --          876
Depreciation & amortization
  expense...................        163      1,170          5        1,338
Interest expense............        383        214          1          598


NOTE 5- INCOME TAXES

A provision for income taxes was recorded in the three and six-month periods ended June 30, 2000 due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance was recorded to offset the deferred tax assets due to recent cummulative losses. The Company does not expect to recognize these deferred tax assets in the near term.

No provision for income taxes was recorded in the three or six-month periods ended June 30, 1999 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated statements of cash flows have been reclassified to conform to the presentation used in the second quarter 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six-month periods ended June 30, 2000. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over fifteen years, the Company has provided effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

For the six-month period ended June 30, 2000, the Treatment segment accounted for approximately 50% of the Company's operating revenues and approximately 39% of its operating expenses, while the Health and Leisure segment accounted for approximately 49% of the Company's operating revenue and approximately 57% of its operating expenses.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and equivalents for the quarter increased $5.5 million to $9.3 million or 146%. The increase is primarily a result of cash flow from operating activities during the period. See
Consolidated Statements of Cash Flows for more information.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three-month period ended June 30, 2000 compared to three-month period ended June 30, 1999

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended
June 30, 2000, compared to the same period in 1999 are discussed below.

                                                      Three Months Ended
                                                           June 30,
                                             ------------------------------------
                                              2000          1999        % Change
                                              ----          ----        --------
Financial results:
(000s, except per share amounts)
  Total net revenue......................    $10,518       $ 7,627       37.9 %
  Total operating expenses...............      8,266         7,226       14.4
  Income before income taxes.............      2,252           401      461.6
  Basic income per common share..........        .25           .05      400.0
  Diluted income per common share........        .15           .03      400.0
  Net cash provided by operating
   activities............................      2,121           411      416.1
Operating data:
  Patient days - Sierra Tucson...........      5,921         5,312       11.5
  Average daily census - Sierra Tucson...         65            58       12.1
  Guest days - Miraval...................      9,524         7,474       27.4
  Room occupancy - Miraval...............         66%           53%      24.5


For the three-month period ended June 30, 2000, net income before income taxes increased $1.8 million to $2.3 million or 461.6% over the comparable quarter of 1999. Net cash provided by operating activities increased 416.1% resulting in net cash provided by operating activities of $2.1 million compared to $411,000 for the same period in 1999.

Total net revenue increased $2.9 million to $10.5 million, an increase of 37.9% when compared to the same period in 1999.
Results reflect a 40.8% revenue increase at Miraval and a 35.7% revenue increase at Sierra Tucson, when compared to the corresponding quarter of 1999.

Salaries and related benefits decreased 6.4% as a percentage of revenue during the period. Salaries and related benefits increased $597,000 to $4.0 million, when compared to the same period in 1999. The increase was attributable to staffing adjustments related to increased occupancy at Miraval and staffing adjustments related to increased census at Sierra Tucson.

General and administrative expense decreased 7.0% as a percentage of revenue during the second quarter of 2000. General and administrative expense increased $369,000 to $3.3 million, an increase of 12.7% when compared to the same period in 1999. The increase was related to costs associated with increased occupancy at Miraval and increased census at Sierra Tucson during the quarter.

Interest expense increased $37,000 to $333,000 or 12.5% when compared to second quarter 1999. The increase reflects the higher interest rate on the loan outstanding in second quarter 2000 compared to the rate charged in the corresponding quarter of 1999.

The Company recognized pre-tax income of $2.3 million for the three-month period ended June, 2000. A $97,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance was recorded to offset the deferred tax assets due to recent cummulative losses. The Company does not expect to recognize these deferred tax assets in the near term.

Six-month period ended June 30, 2000 compared to six-month period ended June 30, 1999

The significant changes in results of operations and net cash provided by operating activities for the six-month period ended
June 30, 2000, compared to the same period in 1999 are discussed below.

                                                      Six Months Ended
                                                           June 30,
                                             ----------------------------------
                                              2000        1999        % Change
                                              ----        ----        --------
Financial results:
(000's except per share amounts)
  Total net revenue.......................    $ 21,288    $ 15,764      35.0 %
  Total operating expenses................      16,442      14,387      14.3
  Income before income taxes..............       4,846       1,377     251.9
  Basic income per common share...........        0.55        0.16     243.8
  Diluted income per common share.........        0.34        0.10     240.0
  Net cash provided by operating activities      5,993       2,471     142.5
Operating data:
  Patient days - Sierra Tucson............      11,579      10,548       9.8
  Average daily census - Sierra Tucson....          64          58      10.3
  Guest days - Miraval....................      19,294      15,544      24.1
  Room occupancy - Miraval................          67%         56%     19.6


For the six-month period ended June 30, 2000, net income before income taxes increased $3.4 million to $4.8 million or 251.9% over the same period of 1999. Net cash provided by operating activities increased to $6.0 million compared to $2.5 million for the six-month period of 1999; a 142.5% increase.

Total net revenue for the six-month period ended June 30, 2000 increased $5.5 million or 35.1% to $21.3 million when compared to the same period of 1999. The increase is attributable to a 31.7% revenue increase at Sierra Tucson and a 39.0% revenue increase at Miraval.

Salaries and related benefits decreased 5.5% as a percentage of revenue during the six-month period. Salaries and related benefits increased $1.2 million to $7.9 million or 17.8% when compared to 1999. The increase is due primarily to staffing adjustments related to increased occupancy at Miraval and staffing adjustments related to increased census at Sierra Tucson.

General and administrative expense decreased 6.0% as a percentage of revenue during the six-month period ended June 30, 2000. General and administrative expense increased $738,000 or 12.9% to $6.5 million when compared to the same period of 1999. The increase was related to costs associated with increased occupancy at Miraval and increased census at Sierra Tucson during the quarter.

Interest expense increased $60,000 to $658,000 or 10.0% when compared to the previous year. The increase reflects the higher rate on the loan outstanding in second quarter 2000 as compared to the rate charged on the loan outstanding in second quarter 1999.

The Company recognized pre-tax income of $4.8 million for the six-month period ended June 30, 2000. A $97,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance was recorded to offset the deferred tax assets due to recent cummulative losses. The Company does not expect to recognize these deferred tax assets in the near term.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and six-month periods ended June 30, 2000. During this period, 48% of patient revenue was derived from retail payments and the remaining 52% from insurance, contracts and other third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects.

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

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. Miraval also contributed positive cash flow to the Company's operations during the three and six-month periods ended June 30, 2000. During second quarter 2000, Miraval's room occupancy rate was approximately 66%.

For the three-month period ended June 30, 2000, the Company had capital expenditures of approximately $215,000. At June 30, 2000, the Company's cash and equivalents were $9.3 million.

Management believes that funds from operations will provide the cash necessary to meet its short-term capital needs. The $1.7 million capital improvement reserve funds from the August 1998 debt refinancing loan agreement with Lehman Brothers Holdings Inc. are also available. The Company is considering possible uses for the North Campus facility which could include a wellness and alternative medicine center, a business/conference center and other activities.

The Company must continue to focus on revenue growth and expense controls in order to preserve and improve its liquidity position. Insufficient occupancy levels at Miraval or any significant decrease in Sierra Tucson's patient levels would adversely affect the Company's financial position, results of operations and cash flows.

BUSINESS OUTLOOK

In the Treatment segment (Sierra Tucson), particular emphasis will be placed on increasing awareness of Sierra Tucson's innovative treatment programs through a combination of focused advertising, direct mail, field sales, enhanced relationships with other treatment centers, conference sponsorships, an enhanced interactive web site, and outbound telemarketing campaigns. In addition to continuing its traditional marketing efforts to the referent therapist community and alumni, Sierra Tucson will participate in various conferences and professional boards and organizations. Marketing field representatives will continue their efforts to enhance Sierra Tucson's national exposure and to increase the number of prospective patients.

Clinically, Sierra Tucson's programs have been strengthened considerably, including a restructuring of the Eating Disorders Program, the reformatting of the Sexual Recovery/Trauma Program, and the expansion of fitness services to provide more individual and group attention to patients. The range of treatment modalities has increased so as to offer acupuncture, EMDR (Eye Movement Desensitization Reprocessing) and cognitive behavioral approaches. With the establishment of a consulting relationship with a specialist in the area of comprehensive neuropsychological testing, Sierra Tucson's assessment and diagnostic capabilities have been expanded to meet the demand of professional review organizations such as state medical boards and state bar associations. Sierra Tucson will continue to add program offerings anticipated to respond to trends in the marketplace.

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

The operations of Miraval are seasonal, and seasonally adjusted rates as well as promotional rates are offered during the summer months in order to increase occupancy.

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

The company is evaluating possible uses for the North Campus facility which could include a wellness and alternative medicine center; a business/conference center; and other activities. The Board of Directors will continue to consider strategic opportunities for expansion and growth of NextHealth at its current sites and elsewhere.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 24,
2000. The Company's stockholders elected Mr. Neil E. Jenkins as director and selected Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

            Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

            NONE

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NextHealth, Inc.
                                    -----------------------------
                                    Registrant


DATE:   August 10, 2000             BY:  /s/ William T. O'Donnell, Jr.
                                    ----------------------------------
                                    WILLIAM T. O'DONNELL, JR.
                                    President and Chief Executive Officer


DATE:   August 10, 2000             BY:  /s/ Loree Thompson
                                    ---------------------------------
                                    LOREE THOMPSON
                                    Chief Financial Officer