Form 10-Q
period 2000-09-30
NEXTHEALTH INC
filed 2000-11-14
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

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


                           (520) 818-5800
      (Registrant's Telephone Number, including Area Code)


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

On November 3, 2000, there were 8,620,513 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 16 of all exhibits filed as a part of this report.

                        NEXTHEALTH, INC.
                           FORM 10-Q
                       TABLE OF CONTENTS


Part I - Financial Information                                           Page
------------------------------                                           ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2000
        (unaudited) and December 31, 1999..............................   3

        Unaudited Consolidated Statements of Operations for the three
        and nine-month periods ended September 30, 2000 and 1999.......   4

        Unaudited Consolidated Statements of Cash Flows for the
        nine-month periods ended September 30, 2000 and 1999...........   5

        Unaudited Consolidated Statements of Changes in Stockholders'
        Equity for the nine-month period ended September 30, 2000......   6

        Unaudited Notes to the Consolidated Financial Statements.......   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................  10


Part II - Other Information
---------------------------
Item 1. Legal Proceedings..............................................  16

Item 6. Exhibits and Reports on Form 8-K...............................  16

Signatures.............................................................  17

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               NEXTHEALTH, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
           (000s, except share and per share amounts)

                                                  September 30,    December 31,
                                                      2000            1999
                                                  ------------     ------------
                                                  (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents......................     $ 11,556          $  3,803
    Accounts receivable, less allowance for
     doubtful accounts of $393 and $337,
     respectively.............................        1,324             1,174
    Prepaid expenses..........................          771               438
    Other current assets......................          655               573
                                                   ---------        ----------
       Total current assets...................       14,306             5,988

  Property and equipment, net.................       32,265            33,327
  Intangible assets, less amortization of $472
   and $310, respectively.....................          269               431
  Other assets................................           79                85
                                                   ---------       -----------
       Total assets...........................     $ 46,919         $  39,831
                                                   =========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade...................     $  1,124         $     888
    Accrued expenses and other liabilities....        4,900             3,835
                                                   ---------       -----------
       Total current liabilities..............        6,024             4,723

  Long-term debt and financing obligation.....       12,627            12,724
                                                   ---------       -----------
       Total liabilities......................       18,651            17,447

  Minority interest...........................          514               389

  Stockholders' Equity:
    Preferred stock - undesignated, $.01 par
     value, 3,924,979 shares authorized, no
     shares outstanding.......................           --                --
    Preferred stock, Series A, $.01 par value,
     46,065 shares authorized; 46,065 shares
     outstanding at September 30, 2000
     and December 31, 1999....................           --                --
    Common stock, $.01 par value, 16,000,000
     shares authorized; 8,619,488 shares
     outstanding at September 30, 2000 and
     8,554,938 shares outstanding at
     December 31, 1999........................           86                86
    Additional paid-in capital................       48,136            48,012
    Accumulated deficit.......................      (20,468)          (26,103)
                                                   ---------        ----------
       Total stockholders' equity.............       27,754            21,995
                                                   ---------        ----------
       Total liabilities and stockholders'
        equity................................     $ 46,919           $39,831
                                                   =========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   NEXTHEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
               (000s, except share and per share amounts)
                              (Unaudited)

                                            Three Months Ended    Nine Months Ended
                                             September 30,           September 30,
                                            ------------------    ------------------
                                              2000      1999       2000      1999
                                              ----      ----       ----      ----
Revenue:
   Net operating revenue.................   $  9,280   $  6,627   $ 30,425  $ 22,325
   Other revenue.........................        123         23        266        89
                                            --------   --------   --------  --------
     Total net revenue...................      9,403      6,650     30,691    22,414

Operating expenses:
   Salaries and related benefits.........      4,212      3,353     12,130    10,075
   General and administrative............      3,240      2,753      9,707     8,481
   Depreciation and amortization.........        707        673      2,106     2,012
   Interest expense......................        340        300        998       898
                                            --------   --------   --------  --------
     Total operating expenses............      8,499      7,079     24,941    21,466
                                            --------   --------   --------  --------
Income (loss) before income taxes........        904       (429)     5,750       948

Income tax provision.....................         18         --        115        --
                                            --------   --------   --------  --------
Net income (loss)........................   $    886   $   (429)  $  5,635   $   948
                                            ========   ========   ========  ========
Shares used in basic per share
  calculation............................  8,619,488   8,554,938  8,619,488  8,554,938
                                           =========   =========  =========  =========
Shares used in diluted per share
  calculation............................ 13,986,059   8,554,938 13,839,388  13,180,742
                                          ==========   ========= ==========  ==========
Basic income (loss) per common share..... $     .10    $   (.05)  $    .65   $     .11
                                          ==========   =========  ========   ==========
Diluted income (loss) per common share... $     .06    $   (.05)  $    .41   $     .07
                                          ==========   =========  ========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   NEXTHEALTH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000s)
                              (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     --------------------
                                                      2000          1999
                                                      ----          ----
Cash flows from operating activities:
  Net income...................................      $  5,635      $    948
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization............         2,106         2,012
      Provision for bad debts..................           174           285
      Provision for income tax.................            25            --
      Minority interest........................           125            68
      Charge for non-employee options..........             4            --
Changes in operating assets and liabilities:
  Increase in assets:
      Accounts receivable......................          (317)         (423)
      Other assets.............................          (415)         ( 38)
  Increase in liabilities:
      Accounts payable, accrued expenses
       and other liabilities...................         1,239           616
                                                      --------      --------
Net cash provided by operating activities......         8,576         3,468

Cash flows from investing activities:
   Purchase of property and equipment..........          (848)       (1,228)
                                                      --------      --------
Net cash used in investing activities..........          (848)       (1,228)

Cash flows from financing activities:
   Proceeds from sale of stock.................           120            --
   Reduction of long-term borrowings and
     financing obligation......................           (95)        ( 120)
                                                      --------      --------
Net cash provided by (used in) financing
 activities....................................            25         ( 120)
                                                      --------      --------
Net increase in cash and equivalents...........         7,753         2,120

Cash and equivalents at beginning of period....         3,803           843
                                                      --------      --------
Cash and equivalents at end of period..........       $11,556       $ 2,963
                                                      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    NEXTHEALTH, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (000s, except share amounts)
                             (Unaudited)

                                           Additional                  Total
                           Common Stock     Paid-in    Accumulated   Stockholders'
                         Cost      Shares   Capital     Deficit         Equity
                         ----      ------  ----------  -----------   ------------
Balance at
 December 31, 1999      $  86     8,554,938   $ 48,012   $(26,103)      $ 21,995

Sale of common stock       --        64,550        120         --            120

Issuance of non-employee
  vested options                                     4                         4

Net income for the
 nine months ended
 September 30, 2000        --           --          --       5,635         5,635
                         -----    ----------   --------   --------       --------
Balance at
 September 30, 2000     $  86     8,619,488    $ 48,136   $(20,468)      $27,754



     The accompanying notes are an integral part of the consolidated financial statements.

                           NEXTHEALTH, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (000s)
                           (Unaudited)

NOTE 1 - ORGANIZATION

NextHealth, Inc. and subsidiaries (collectively, the "Company") have operations in two principal business segments; Treatment, and Health and Leisure through which it provides both behavioral health care and wellness and preventive health services. The Treatment segment includes Sierra Tucson, LLC ("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc. d/b/a Miraval ("Miraval"), is a luxury health resort and spa which provides a unique vacation experience blending mindfulness, personal growth and self-awareness programs with a full range of personal services and recreational activities. The current operations of the Company are located in Tucson, Arizona.

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying interim consolidated financial statements as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000 and 1999 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE 3 - NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). The statement was originally required to be adopted and is effective for all fiscal years beginning after June 15, 2000. The Company is evaluating the effect SFAS No. 133 will have on its financial reporting and disclosures as well as on its derivative and hedging activities.

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 for the Company is the fourth fiscal quarter of the year ending December 31, 2000. The Company does not expect SAB 101 to have an effect on its consolidated financial statements.

NOTE 4 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three and nine-month periods ending September 30, 2000 and 1999 are as stated below:


                                    Three-month period           Nine-month period
                                    ended September 30,         ended September 30,
                                  ----------------------      ----------------------
                                   2000           1999         2000          1999
                                   ----           ----         ----          ----
Common shares                     8,619,488      8,554,938      8,619,488    8,554,938
Convertible preferred shares      4,606,500             --      4,606,500    4,606,500
Dilutive options                    415,029             --        319,418       19,304
Dilutive warrants                   345,042             --        293,982           --
                                  ---------      ---------      ---------    ---------
Diluted shares                   13,986,059      8,554,938     13,839,388   13,180,742
                                 ==========      =========     ==========   ==========

NOTE 5 - BUSINESS SEGMENT AND OTHER OPERATING DATA

The Company operates in two principal business segments; Treatment, and Health and Leisure (the Segments) through which it provides both behavioral health care and wellness and preventive health services. The Segments are located in and derive all their revenues from their facilities in Tucson, Arizona. The Treatment Segment is an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. Substantially all revenues in this Segment result from inpatient charges, therapy, professional fees, and pharmacy charges. The Health and Leisure Segment consists of a luxury health resort and spa which provides a unique vacation experience blending mindfulness, personal growth and self-awareness programs with a full range of personal services and recreational activities. Substantially all revenues in this Segment result from guest bookings, group bookings and retail sales of goods and services.

Information about the Company's operations in different business segments for the three and nine-month periods ending September 30, 2000 and 1999 is as follows:

                                                       Corporate
                                           Health &       and
                                 Treatment  Leisure    Other Items    Consolidated
                                 --------- --------    -----------    ------------
Three-month period ended
 September 30, 2000
------------------------
Total revenue.................    $ 5,547   $ 3,845     $     11        $ 9,403
Income (loss) before
  income tax benefit..........      2,038      (731)        (403)           904
Identifiable assets...........     12,510    32,361        2,048         46,919
Capital expenditures..........        237       106            1            344
Depreciation & amortization
  expense.....................         96       607            4            707
Interest expense..............        217       123            0            340

Nine-month period ended
September 30, 2000
-----------------------
Total revenue.................    $16,297   $14,359     $     35       $30,691
Income (loss) before
  income tax benefit..........      6,319       444       (1,013)        5,750
Identifiable assets...........     12,510    32,361        2,048        46,919
Capital expenditures..........        427       420            1           848
Depreciation & amortization
  expense.....................        284     1,810           12         2,106
Interest expense..............        637       359            2           998


Three-month period ended
 September 30, 1999
------------------------
Total revenue.................   $ 4,302    $ 2,344     $      4       $ 6,650
Income (loss) before
  income tax benefit..........     1,196     (1,385)        (240)         (429)
Identifiable assets...........     6,491     30,980        1,910        39,381
Capital expenditures..........       303         71            0           374
Depreciation & amortization
  expense.....................        84        586            3           673
Interest expense..............       191        109            0           300

Nine-month period ended
September 30, 1999
-----------------------
Total revenue.................   $12,467    $ 9,907     $     40      $22,414
Income (loss) before
  income tax benefit..........     3,772     (2,086)        (738)         948
Identifiable assets...........     6,491     30,980        1,910       39,381
Capital expenditures..........       986        264            0        1,250
Depreciation & amortization
  expense.....................       246      1,756           10        2,012
Interest expense..............       573        323            2          898


NOTE 6 - INCOME TAXES

A provision for income taxes was recorded in the three and nine-month periods ended September 30, 2000 due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized.

No provision for income taxes was recorded in the three or nine-month periods ended September 30, 1999 due to the existence of deferred tax assets (net operating loss carryforwards) not previously benefited.

NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts in the unaudited consolidated statements of cash flows have been reclassified to conform to the presentation used in the third quarter 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 2000. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

GENERAL

NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over fifteen years, the Company has provided effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

For the nine-month period ended September 30, 2000, the Treatment segment accounted for approximately 53.1% of the Company's operating revenues and approximately 40.0% of its operating expenses, while the Health and Leisure segment accounted for approximately 46.8% of the Company's operating revenue and approximately 55.8% of its operating expenses.

MATERIAL CHANGES IN FINANCIAL CONDITION

Cash and equivalents for the nine-month period ended September 30, 2000, increased $7.8 million to $11.6 million or 204%. The increase is primarily a result of cash flow from operating activities during the period. See Consolidated Statements of Cash Flows for more information.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three-month period ended September 30, 2000 compared to three-month period ended September 30, 1999

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended
September 30, 2000, compared to the same period in 1999 are discussed below.

                                                 Three Months Ended
                                                    September 30,
                                          -----------------------------------
                                            2000        1999         % Change
                                            ----        ----         --------
Financial results:
(000s, except per share amounts)
  Total net revenue.....................   $ 9,403      $ 6,650        41.4%
  Total operating expenses..............     8,499        7,079        20.1
  Income (loss) before income taxes.....       904         (429)      310.7
  Basic income (loss) per common share         .10         (.05)      300.0
  Diluted income (loss) per common share       .06         (.05)      220.0
  Net cash provided by operating
   activities...........................     2,583          997       159.1
Operating data:
  Patient days - Sierra Tucson..........     5,826        5,069        14.9
  Average daily census-Sierra Tucson....        63           55        14.5
  Guest days - Miraval..................    10,133        6,821        48.6
  Room occupancy - Miraval..............        68%          46%       47.8

For the three-month period ended September 30, 2000, net income before income taxes increased $1.3 million to $904,000 or 310.7% over the comparable quarter of 1999. Net cash provided by operating activities increased 159.1% resulting in net cash provided by operating activities of $2.6 million compared to $997,000 for the same period in 1999.

Total net revenue increased $2.8 million to $9.4 million, an increase of 41.4% when compared to the same period in 1999. Results reflect a 64.0% revenue increase at Miraval and a 29.1% revenue increase at Sierra Tucson, when compared to the corresponding quarter of 1999.

Salaries and related benefits decreased 5.6% as a percentage of revenue during the period. Salaries and related benefits increased $859,000 to $4.2 million, when compared to the same period in 1999. The increase was attributable to staffing adjustments related to increased occupancy at Miraval and staffing adjustments related to increased census at Sierra Tucson.

General and administrative expense decreased 6.9% as a percentage of revenue during the third quarter of 2000. General and administrative expense increased $487,000 to $3.2 million, an increase of 17.7% when compared to the same period in 1999. The increase was related to costs associated with increased occupancy at Miraval and increased census at Sierra Tucson as well as increased advertising expense incurred during the quarter.

Interest expense increased $40,000 to $340,000 or 13.3% when compared to third quarter 1999. The increase reflects the higher interest rate on the loan outstanding in third quarter 2000 compared to the rate charged in the corresponding quarter of 1999.

The Company recognized pre-tax income of $904,000 for the three-month period ended September, 2000. An $18,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset the deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized.

Nine-month period ended September 30, 2000 compared to nine-month period ended September 30, 1999

The significant changes in results of operations and net cash provided by operating activities for the nine-month period ended
September 30, 2000, compared to the same period in 1999 are discussed below.

                                                    Nine Months Ended
                                                      September 30,
                                              ------------------------------
                                               2000        1999      %Change
                                               ----        ----      -------
Financial results:
(000's except per share amounts)
  Total net revenue.......................    $ 30,691     $ 22,414    36.9 %
  Total operating expenses................      24,941       21,466    16.2
  Income before income taxes..............       5,750          948   506.5
  Basic income per common share...........         .65          .11   490.9
  Diluted income per common share.........         .41          .07   485.7
  Net cash provided by operating activities      8,576        3,468   147.3
Operating data:
  Patient days - Sierra Tucson............      17,405       15,617    11.4
  Average daily census - Sierra Tucson....          64           57    12.3
  Guest days - Miraval....................      29,427       22,365    31.6
  Room occupancy - Miraval................          68%          53%   28.3

For the nine-month period ended September 30, 2000, net income before income taxes increased $4.8 million to $5.8 million or 506.5% over the same period of 1999. Net cash provided by operating activities increased to $8.6 million compared to $3.5 million for the nine-month period of 1999; a 147.3% increase.

Total net revenue for the nine-month period ended September 30, 2000 increased $8.3 million or 36.9% to $30.7 million when compared to the same period of 1999. The increase is attributable to a 44.9% revenue increase at Miraval and a 30.8% revenue increase at Sierra Tucson.

Salaries and related benefits decreased 5.4% as a percentage of revenue during the nine-month period. Salaries and related benefits increased $2.1 million to $12.1 million or 20.4% when compared to 1999. The increase is due primarily to staffing adjustments related to increased occupancy at Miraval and staffing adjustments related to increased census at Sierra Tucson.

General and administrative expense decreased 6.2% as a percentage of revenue during the nine-month period ended September 30, 2000. General and administrative expense increased $1.2 million or 14.5% to $9.7 million when compared to the same period of 1999. The increase was related to costs associated with increased occupancy at Miraval and increased census at Sierra Tucson as well as increased advertising expense incurred during the period.

Interest expense increased $100,000 to $998,000 or 11.1% when compared to the previous year. The increase reflects the higher rate on the loan outstanding in the nine-month period of 2000 as compared to the rate charged on the loan outstanding in nine-month period of 1999.

The Company recognized pre-tax income of $5.8 million for the nine-month period ended September 30, 2000. A $115,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset the deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and nine-month periods ended September 30, 2000. During the three-month period, 54% of patient revenue was derived from retail payments and the remaining 46% from insurance, contracts and other third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects.

In 2001, the Company anticipates a significant increase in rental payments for the Sierra Tucson buildings that are leased from a related party, ODE, L.L.C. As part of a revised 50-year building lease agreement, the rent will be adjusted in 2001 to a fair market rent to be determined by independent appraisal and will be adjusted every 10 years thereafter if the Company exercises its renewal options. The lease agreement also gives the Company the option of repurchasing the buildings at fair market value.

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. Miraval also contributed positive cash flow to the Company's operations during the three and nine-month periods ended September 30, 2000. During third quarter 2000, Miraval's room occupancy rate was approximately 68%.

For the three-month period ended September 30, 2000, the Company had capital expenditures of approximately $344,000. At September 30, 2000, the Company's cash and equivalents were $11.6 million.

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

Miraval, the Company's health leisure resort and spa, will continue its focused sales efforts in targeted cities and will also continue to build national awareness by capitalizing on the outstanding media support it has received. In September 2000 Miraval was voted #2 in Travel & Leisure's 2000 World's Best Awards, moving up from their #4 position the previous year. Miraval was also voted the #1 Spa in the World in the November 1999 Conde Nast Traveler's Readers' Poll, ahead of such competitors as Canyon Ranch, the Lodge at Skylonda, Rancho La Puerta and Golden Door. As part of the same poll, Miraval was ranked Number 29 in the "Best of the Best" among a world-wide combination of resorts, hotels, cruise lines, islands, monuments, spas and cities. Of the U.S. facilities listed in the "Best of the Best", Miraval was the third highest. In May 2000, Miraval was named the #2 Best Spa in Gourmet Magazine's Readers' Poll. In the September 1999 National Geographic Traveler, Miraval was listed among their Top 24 Best Spas in America; in Shape Magazine in October 1999, Miraval was voted #5 Best Spa in America.

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

Miraval's unique blending of luxury resort recreational activities with mindfulness, personal growth and self-awareness programs clearly differentiates it from the spas with which it competes. Because

Miraval represents a benchmark for the new and growing trend in hospitality for lifestyle enhancing products, market data in this niche cannot easily be ascertained. Due to Miraval's relatively short history and the uniqueness of its programs and services, the Company cannot project with a high degree of accuracy the future levels of occupancy or revenue. While the Company believes that there is strong consumer demand for Miraval's products and services, the historical data does not exist in this niche to be certain the demand will continue.

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

                                    NextHealth, Inc.
                                    --------------------------------
                                    Registrant


DATE: November 14, 2000              BY:/s/William T. O'Donnell, Jr.
                                       -----------------------------
                                        WILLIAM T. O'DONNELL, JR.
                                        President and Chief Executive Officer

DATE: November 14, 2000              BY:/s/Loree Thompson
                                       ------------------------------
                                        LOREE THOMPSON
                                        Chief Financial Officer