Form 10-K405
period 2000-12-31
NEXTHEALTH INC
filed 2001-03-16
CIK 855272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31,2000 or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from __________ to __________

                  Commission File Number: 0-17969

                            NEXTHEALTH, INC.
        ----------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)

   Delaware                                            86-0589712
------------------                             --------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

16600 N. Lago Del Oro Parkway, Tucson, Arizona                     85739
----------------------------------------------                     -----
(Address of Principal Executive Offices)                        (Zip Code)

                                (520) 818-5800
           ---------------------------------------------------
           (Registrant's Telephone Number, including Area Code)

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

On March 1, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant was $27,910,252 based on the closing price of the registrant's common stock as reported on The Nasdaq Stock Market on such date. For purposes of the preceding sentence only, all directors and executive officers of the registrant are assumed to be affiliates.

On March 1, 2001, there were 8,636,263 shares of the registrant's
Common Stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders which has not yet been scheduled.

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Reference is made to the listing beginning on page 35 of all exhibits filed as a part of this report.

                         TABLE OF CONTENTS

PART I                                                              Page

  Item 1.  Business..............................................      3
  Item 2.  Properties............................................      6
  Item 3.  Legal Proceedings.....................................      6
  Item 4.  Submission of Matters to a Vote of Security Holders...      6

PART II

  Item 5.  Market for Registrant's Common Equity and Related
            Shareholder Matters..................................      7
  Item 6.  Selected Financial Data...............................      8
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................      9
  Item 7A. Quantitative and Qualitative Disclosure About
            Market Risk..........................................     14
  Item 8.  Financial Statements and Supplementary Data...........     15
  Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..................     33

PART III

  Item 10. Directors and Executive Officers of the Registrant....     34
  Item 11. Executive Compensation................................     34
  Item 12. Security Ownership of Certain Beneficial Owners
            and Management.......................................     34
  Item 13. Certain Relationships and Related Transactions........     34

PART IV

  Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K..................................     35

                               PART I

ITEM 1.  BUSINESS

NextHealth, Inc.

     NextHealth, Inc. (the "Company") is a leading provider of alternative health care services which focus on prevention and self care. For over 15 years, the Company has provided effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach. The Company's two subsidiaries, Sierra Tucson, an addictions and behavioral healthcare center, and Miraval, a luxury health resort and spa, are acknowledged leaders in their respective fields and together define an important market niche in the healthcare industry.

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

     The Company operates in two distinct business segments which are located at separate facilities in the foothills of the Santa Catalina Mountains northwest of Tucson, Arizona. The Treatment segment, Sierra Tucson, LLC, a Delaware limited liability company ("ST, LLC"), owns Sierra TucsonTM ("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc., a Delaware corporation ("Healthstyles, Inc."), owns MiravalTM ("Miraval"), a luxury health resort and spa which provides a unique vacation experience blending mindfulness, personal growth and self-awareness programs with a full range of personal services and recreational activities.

     In October 1989, the Company and certain officers of the Company offered 2.5 million shares of common stock in an initial public offering. In June 1991, the Company and certain of its officers offered 2.45 million shares of common stock in a secondary public offering. The Company's common stock trades on The Nasdaq Stock
Market under the symbol "NEXT".   The Company's principal offices are
located at 16600 N. Lago del Oro Parkway, Tucson, Arizona 85739, and its telephone number is 520-818-5800.

     A special committee of the Board of Directors was appointed in January 2001 to consider strategic options that may be available to the Company, including a possible sale of the Company. A proposal to acquire the Company was received on January 24, 2001, from a group that includes the Chief Executive Officer and a director, and later received expressions of interest from other parties to purchase all or certain parts of the Company. Such proposals and indications of interest are all subject to customary due diligence. The due diligence process is currently ongoing.

Sierra Tucson

     Sierra Tucson is licensed by the State of Arizona as a 79-bed inpatient, special psychiatric hospital and behavioral health care center engaged in the treatment of addictions and mental health disorders. Sierra Tucson provides medical services and programs that reach beyond standard alcohol and drug addiction treatments. These programs include the treatment of dual diagnosis, eating disorders, major depression, post-traumatic stress disorder, and treatment for gambling addictions, sexual disorders, obsessive compulsive disorder and anxiety disorders.

     Sierra Tucson offers a safe, individualized treatment experience based on the Sierra ModelTM, which was conceived and designed to treat the whole person utilizing a bio-psycho-social-spiritual approach. The Sierra Model integrates philosophies and practices from the medical and therapeutic communities, family systems theory and the Twelve Steps philosophy. Sierra Tucson's individualized treatment plans are developed and maintained by experienced, clinical professionals. Every program at Sierra Tucson is shaped by the philosophy of the Sierra Model, addressing both causes and symptoms, thereby assuring the greatest possible chance for long-term recovery. Since its inception, over 14,000 patients and nearly 37,000 family members have participated in Sierra Tucson programs. Sierra Tucson is licensed by the Arizona Department of Health Services and accredited with commendation by the Joint Commission on Accreditation of Healthcare Organizations.

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

Miraval

     Miraval, a luxury health resort and spa, combines elements of mindfulness, personal growth, and self-awareness programs with a full range of personal services and recreational activities. By incorporating educational programs such as mind/body and lifestyle management, Miraval provides an innovative approach to managing the pressures of everyday life. Services and amenities are designed to provide guests with unique skills to enhance wellness and to learn enjoyable approaches for creating a sense of well being. Guests are provided with the opportunity to create a custom-tailored program designed to meet their goals for stress prevention, relaxation, health and fitness. Programs offer both group and individual participation with expert facilitators. Miraval presently has 106 guest rooms.

     In August, 1998, as part of the debt refinancing loan agreement with Lehman Brothers Holdings Inc., the business and assets of Miraval were transferred to Healthstyles, Inc., a wholly-owned subsidiary of the Company.

     The Company owns approximately 30 acres of land and buildings north of Miraval ("North Campus"). The North Campus facilities, which are currently vacant, include nine separate buildings (approximately 41,700 square feet) that contain 30 casita-style rooms, group rooms, a kitchen, dining room and other support facilities which, until mid-1998, had been the site of Sierra Tucson.

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

     During 2000, 53% of patient revenue was derived from retail payments and the remaining 47% from insurance, contracts and other third party payors. In 1999, 54% of patient revenue came from insurance, contracts and other third party payors.

     Miraval guest rates vary depending on season and market segment. Peak season rates (October - Mid-June) start at $420 per person/per day. Off season (Mid-June - September) rates begin at $295 per person/per day. Group rates are available and vary depending on the number of rooms and the season. All rates are inclusive packages consisting of luxury guest room, three gourmet meals, use of the resort's amenities, participation in all group programs and activities, one personal service per day, and Tucson Airport transfers. Average stays range from 3 to 7 nights. Miraval currently generates all of its revenue from guest bookings, group bookings and retail sales of goods and services.

Set forth below are the Company's total revenues by segment (000s):

                                                Year Ended December 31,
                              --------------------------------------------------
                               2000     %       1999       %        1998      %
                               ----    ---      ----      ---      -----     ---
Treatment Segment..........  $21,970  53.2     $16,842    55.5     $13,904    52.9
Health and Leisure Segment.   19,277  46.7      13,464    44.4      12,194    46.4
Other, net.................       45    .1          44      .1         186      .7
                             -------  ----     --------   ----     -------    -----
Total Revenue                $41,292 100.0     $30,350   100.0     $26,284   100.0
                             ======= =====     =======   =====     =======   ======

Employees

     On December 31, 2000, the Company and its subsidiaries employed approximately 380 full time equivalent employees. The Company's businesses have not experienced material difficulty in recruiting and retaining employees. The Company considers relations with employees to be excellent.

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

     The Sierra Tucson facilities are located on approximately 160 acres of land leased from the State of Arizona and in buildings ("Buildings") leased from a related party, ODE, L.L.C. In October 1998, the Company entered into a 50-year Commercial Land Lease Agreement ("State Land Lease") with the Arizona State Land Department, which replaced a 10-year lease that would have expired in 2001. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and an agreement in principle has been reached to increase the annual rent to $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal. The facility also has fitness and recreation areas, riding stables and other administrative and support offices. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices. In 2000, construction was completed on a 4,220 square foot wing named Desert Oasis. The new area houses group rooms and medical records as well as staff offices. In addition, Sierra Tucson also renovated and updated its fitness center in 2000.

     The Miraval facility was reconstructed from existing Company facilities and is located on a separate Company-owned 130-acre parcel of property. The 30-acre parcel previously occupied by Sierra Tucson, which is located just north of the Miraval property, is currently vacant. The remaining property, located to the south and east of the Miraval facility, is unimproved open space, some of which is unbuildable either because of its terrain or its location in the flood plain. Zoning for the property currently occupied by Miraval and the adjacent 30-acre vacant parcel to the north permits a total of 356 resort hotel rooms and up to 226 residential units.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending December 31, 2000.

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market and quoted on The Nasdaq Stock Market since October 19, 1989. Stock is traded under the symbol "NEXT". As of March 1, 2001, there were approximately 204 shareholders of record and approximately 1,490 beneficial holders of the Company's common stock. The high and low sales price information set forth below, derived from data prepared by The Nasdaq Stock Market, represents quotations by dealers and may not reflect applicable markups, markdowns or commissions, and do not necessarily represent actual transactions.


                                   2000                       1999
                               -----------------       ------------------
                                High        Low         High         Low
                                ----        ---         ----         ---
First Quarter                  $4.688      $1.250       $1.500      $1.000
Second Quarter                 $3.500      $2.000       $1.438      $0.719
Third Quarter                  $5.438      $2.281       $1.250      $0.906
Fourth Quarter                 $4.688      $2.375       $2.500      $0.938


     On March 1, 2001 the closing bid price on The Nasdaq Stock
Market was $5.188 per share.

     The Company did not pay a cash dividend on its common stock in 2000 or 1999 and does not intend to pay any in the foreseeable future. Any future declaration and payment of dividends will be determined by the Board of Directors based upon the conditions existing at the time, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors. So long as any shares of preferred stock remain outstanding, the Company may not declare or pay any cash dividend or make any other distributions with respect to the common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and operating data for the Company. Certain prior year amounts have been reclassified to conform to the presentation used in 2000. The data for the three years ended December 31, 2000, should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this document. The selected consolidated financial and operating data for the two years ended December 31, 1997, is derived from the Company's historical Consolidated Financial Statements. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. (000s, except per share amounts and operating data.)

                                            Year Ended December 31,
                                   2000     1999      1998      1997     1996
                                   ----     ----      ----      ----     ----
Statement of Operations Data
Total revenue..................  $41,292    $30,350   $26,284   $20,652  $18,458
Income (loss) before
  extraordinary item...........    6,666      1,151   (   712)  ( 4,624) (14,693)
Extraordinary item.............       --         --   (   264)       --       --
                                  -------    ------   --------  --------  -------
Net income (loss) before
 income taxes..................    6,666      1,151   (   976)  ( 4,624) (14,693)
Provision for income tax.......      145         --        --        --       --
                                  -------    ------   --------  --------  -------
Net income (loss)..............    6,521      1,151   (   976)  ( 4,624) (14,693)
Basic net income (loss) per share:
 Before extraordinary item.....     0.76       0.13   (  0.08)  (  0.54) (   1.72)
 Extraordinary item............       --         --   (  0.03)       --        --
                                   ------    ------   --------  -------- ---------
 Net income (loss).............     0.76       0.13   (  0.11)  (  0.54) (   1.72)
Diluted net income (loss) per share:
 Before extraordinary item.....     0.47       0.09   (  0.08)  (  0.54)  (  1.72)
 Extraordinary item............       --         --   (  0.03)       --        --
                                   ------    ------   --------  --------  --------
 Net income (loss).............     0.47       0.09   (  0.11)  (  0.54)  (  1.72)

Cash Flow Data
Net cash provided by (used in)
 operating activities..........   10,344      4,515       523   ( 2,096)  ( 9,246)
Capital expenditures...........    1,412      1,415       862       948     1,124

Balance Sheet Data
Total Assets...................   48,784     39,831    37,815    39,011    41,666
Long-term Debt.................   12,587     12,724    12,815     9,730     8,359
Stockholders' Equity...........   28,650     21,995    20,829    21,805    22,179

Operating Data
Patient Days-Sierra Tucson.....   23,302     20,618    19,618    17,445    15,683
Average Daily Census...........       64         57        54        48        43
Guest Days-Miraval(1)..........   37,961     29,828    30,361    23,851    17,665
Room Occupancy - Miraval(1)....     65.3%      52.6%     53.7%     42.9%     33.6%
Participant Days-Onsite(2).....       --         --        --        --     7,073
Average Daily Census(2)........       --         --        --        --        21
Participant Days-HHHI(3).......       --         --        --        --     7,077
Average Daily Census(3)........       --         --        --        --        33

Financial Statistics
Current Ratio..................   2.23:1     1.27:1     .64:1     .35:1      .52:1
Days Outstanding in Accounts
  Receivable...................       15         17        20        27         44


(1) Miraval was closed for two weeks in July, 1997 and for three weeks in July, 1998 due to seasonal occupancy fluctuation and to make needed improvements to the facility.
(2) Onsite was acquired by the Company on January 2, 1995, and was divested on November 30, 1996.
(3) Hilton Head Health Institute was acquired on March 1, 1996 and divested on October 1, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three years ended December 31, 2000. Certain prior year amounts have been reclassified to conform to the presentation used in 2000. Reference should also be made to the Company's Consolidated Financial Statements and related notes thereto and the Selected Financial Data included elsewhere in this document.

General

     NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over 15 years, the Company has provided effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

     The Company believes that it has positioned itself to capitalize on the emerging health and leisure segment of the health care services industry through the development of Miraval, a luxury health resort and spa which provides a unique vacation experience blending mindfulness, personal growth and self-awareness programs with a full range of personal services and recreational activities. The Company is also seeking additional opportunities to increase market share for its existing Treatment segment, an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices. For the year ended December 31, 2000, the Treatment segment accounted for approximately 53.2% of the Company's operating revenues and approximately 39.8% of expenses, while the Health and Leisure segment accounted for approximately 46.7% of the Company's operating revenue and approximately 52.6% of operating expenses.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The significant changes in results of operations and net cash provided by operating activities for the year ended December 31, 2000, compared to the same period in 1999 are discussed below. Unless otherwise stated, all comparisons are for the same period.

     For the year ended December 31, 2000, net income increased to $6.5 million, compared to $1.2 million in 1999; a $5.4 million improvement. Net cash provided by operating activities increased $5.8 million to $10.3 million; a more than 129% improvement over the previous year. The improvement in cash flow was primarily related to funds from operations and advance deposit increases at Miraval.

     Total revenue increased $10.9 million to $41.3 million, an increase of 36.1% when compared to 1999. The results reflect a 30.6% net revenue improvement at Sierra Tucson and a 43.2% net revenue improvement at Miraval. The growth in revenue was attributable to increased census and rate at Sierra Tucson and increased occupancy and rate at Miraval.

     Salaries and related benefits decreased 4.3% as a percentage of revenue during 2000. Salaries and related benefits increased 23.1% to $16.7 million when compared to the same period in 1999. The increase was attributable to staffing adjustments related to increased census at Sierra Tucson and higher occupancy at Miraval.

     General and administrative expense decreased 5.2% as a percentage of revenue during 2000. General and administrative expense increased $2.1 million to $13.8 million when compared to the previous year. The increase was related to professional expenses incurred related to evaluation of strategic alternatives for the Company as well as variable costs related to the increase in census and occupancy.

     Interest expense increased 63.3% to $2.0 million compared to $1.2 million for 1999. The increase reflects a $642,000 interest expense charge for tentative settlement of a 1994 IRS audit.

     Depreciation and amortization expense decreased 20.6% to $2.1 million compared to $2.7 million in 1999. The decrease was primarily related to certain equipment that became fully depreciated at Miraval.

     The Company recognized pre-tax income of $6.7 million for the year ended December 31, 2000. A $145,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. The Company continues to fully reserve for the deferred tax assets of $10.7 million, which are comprised primarily of net operating loss carryforwards, as of December 31, 2000. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized. However, management will continue to evaluate the necessity of maintaining the valuation allowance in light of the Company's profitability results for 2000 and expectations for 2001 and 2002. The continuation of such positive trends in profitability could allow management to appropriately reduce the valuation allowance significantly and result in recognition of deferred tax assets on the balance sheet perhaps in the latter part of 2001.

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

     Salaries and related benefits decreased 3.0% as a percentage of revenue during 1999. Salaries and related benefits increased 8.2% to $13.6 million when compared to the same period in 1998. The increase was attributable to Miraval's remaining open during the month of July 1999, and to the increased facility size and increased census at Sierra Tucson.

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

Liquidity and Capital Resources

     In the last five years, the Company's primary sources of liquidity and capital resources have been net cash provided by the operating activities of both the Treatment and Health and Leisure segments, funds generated from the sale of investments, proceeds from equity offerings, and long-term and short-term borrowings. Historically, these sources have been sufficient to meet the needs and finance the operations and growth of the Company's business.

     Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations in 2000. In 2000, 53% of the Treatment segment's patient revenue was derived from retail payments and the remaining 47% from insurance, contracts and other third party payors. In 1999, 54% of patient revenue was derived from insurance, contracts and other third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects.

     The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal
Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and an agreement in principle has been reached to increase the annual rent to $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

     The Company's cash flow improved to net cash provided by operating activities in 2000 of $10.3 million versus $4.5 million in 1999. In addition, the Company had net capital expenditures in 2000 of approximately $1.4 million which were all funded from cash flow.

     Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. In 2000, Miraval's room occupancy rate was approximately 65.3%. Management believes that as marketplace demand for the Miraval product continues to increase, the Health and Leisure segment will ultimately make a significant contribution to the Company's financial condition. This segment contributed positive cash flow to the Company's operations in 2000.

     On August 11, 1998, the Company's principal subsidiaries, Healthstyles, Inc., and ST, LLC, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount available under the agreement was $14 million, of which $2.0 million was reserved for working capital ($1.0 million) and for capital improvements
($1.0 million). $700,000 of the working capital portion was available in 1998 and $300,000 in 1999. As of December 31, 2000, $292,000 had
been drawn from the capital improvements reserve and $0 from the working capital reserve. The unused portion of the working capital reserve rolled over to the capital improvements reserve at January
1, 2000.

     Proceeds from the Lehman transaction were primarily used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan matures in September 2001. A one-year extension is available upon payment of a 2% fee, and therefore, this loan continues to be classified as long term. It is management's intent at the present time to extend the loan for an additional year. The loan bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The LIBOR rate at the date of closing was 5.65%. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate which limits the maximum rate to be paid by the Company to 10.5%.

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

     Clinically, Sierra Tucson continually strives to refine its programs. In response to census increases, staffing adjustments have been made to ensure high staff to patient ratios and to further enhance the quality of the treatment experience. Sierra Tucson continues to incorporate new credible therapeutic techniques, and based on a trend of higher acuity, assessment tools for higher risk patients have been enhanced, ensuring a better clinical match.

     In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on state leased land, and in October 1998, the Company entered into a 50-year Commercial Land Lease Agreement for the property with the Arizona State Land Department. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for 16 additional beds as well as additional administrative offices. In 2000, construction was completed on a 4,220 square foot wing named Desert Oasis. The new area houses group rooms and medical records as well as staff offices. In addition, Sierra Tucson also renovated and updated its fitness center in 2000.

     The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and an agreement in principle has been reached to increase the annual rent to $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

     Miraval, the Company's health resort and spa, will continue its focused sales efforts in targeted cities in 2001 and will also continue to build national awareness by capitalizing on the media support received in 2000. In November 2000, Miraval was rated the Top Spa in the Zagat Survey 2001 Top U.S. Hotels, Resorts & Spas. Miraval received a rating of 29 out of a possible 30 in the Zagat Survey rating system and was thus named the top stand-alone spa in the United States. In September 2000, Miraval was named the #2 Best Spa in America in Travel and Leisure's readers' poll. In November 1999, Miraval was voted the #1 Spa in the World in the Conde Nast Traveler's Readers' Poll, ahead of such competitors as Canyon Ranch, the Lodge at Skylonda, Rancho La Puerta and Golden Door. As part of the same poll, Miraval was ranked Number 29 in the "Best of the Best" among a world-wide combination of resorts, hotels, cruise lines, islands, monuments, spas and cities. Of the U.S. facilities listed in the "Best of the Best", Miraval was the third highest.

     Miraval's affiliations with American Express Platinum and Virtuoso have proved to be very successful and the relationships will continue in 2001. In addition, Miraval has established itself with top corporate meeting planners and incentive houses, and advanced group bookings continue to improve. Miraval's advertising campaign has remained solid and benefits have been realized from sending a consistent message to the public. In addition to developing relationships with online travel companies, Miraval has launched its new web site which was developed to maximize and enhance their presence on the world-wide web.

     In 2001, Miraval will continue to focus on improving visibility in the local market by attending charitable, convention and Chamber of Commerce events. In addition, specialty programs will be evaluated in an effort to improve occupancy during summer and shoulder seasons.

     Zoning for the property currently occupied by Miraval and the property which is located to the north of Miraval permits a total of 356 resort hotel rooms and up to 226 residential units.

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

     The Sierra Tucson buildings are currently leased from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and an agreement in principle has been reached to increase the annual rent to $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to interest rate risk as it relates to the loan from Lehman Brothers Holdings Inc., which bears interest at 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly. To limit its exposure under this variable-rate agreement, the Company purchased a rate cap to protect against an extreme upward movement in the LIBOR rate during the scheduled three-year term of the loan. The rate cap limits the maximum rate to be paid by the Company to 10.5%. The effective rate for the Company at December 31, 2000 was 10.500%. A 100 basis point change in the LIBOR rate in 2001 would result in a $120,000 change in interest expense incurred by the Company in that year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Index to Consolidated Financial Statements

NextHealth, Inc.'s Consolidated Financial Statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000.

                                                                 Page

     Report of Management                                         16

     Report of Independent Auditors                               17

     Consolidated Balance Sheets                                  18

     Consolidated Statements of Operations                        19

     Consolidated Statements of Cash Flows                        20

     Consolidated Statements of Changes in Stockholders' Equity   21

     Notes to Consolidated Financial Statements                   22

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



 /s/ Loree Thompson
------------------------------
Loree Thompson
Chief Financial Officer

                   REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
NextHealth, Inc.


We have audited the accompanying consolidated balance sheets of NextHealth, Inc. and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a).
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NextHealth, Inc. and subsidiaries, at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.



                                              /s/ Ernst & Young LLP
                                             ----------------------
                                             ERNST & YOUNG LLP
Tucson, Arizona
January 26, 2001

                 NEXTHEALTH, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    (000s, except share amounts)

                                                            December 31,
                                                        -------------------
                                                          2000        1999
                                                          ----        ----
Assets
Current Assets:
  Cash and equivalents...............................   $ 12,737     $  3,803
  Accounts receivable, less allowance for doubtful
   accounts of $368 and $337, respectively...........      1,467        1,174
  Prepaid expenses...................................        701          438
  Other current assets...............................        708          573
                                                         --------    ---------
    Total current assets.............................     15,613        5,988

Property and equipment, net..........................     32,871       33,327
Long-term receivables, less allowance for doubtful
 accounts of $21 and $21, respectively...............         64           64
Intangible assets, less amortization of $527
 and $310, respectively..............................        214          431
Other assets.........................................         22           21
                                                        ---------    ---------
   Total assets......................................   $ 48,784      $ 39,831
                                                        =========    =========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable, trade............................   $  1,192      $    888
  Accrued expenses and other liabilities.............      5,808         3,835
                                                        ---------    ---------
   Total current liabilities.........................      7,000         4,723

Long-term debt and financing obligation..............     12,587        12,724
                                                        ---------    ---------
   Total liabilities.................................     19,587        17,447

Minority Interest....................................        547           389

Stockholders' Equity:
Preferred stock-undesignated, $.01 par value,
 3,924,979 shares authorized; no shares outstanding..         --            --
Preferred stock-Series A, $.01 par value, 46,065
 shares authorized; 46,065 shares outstanding at
 December 31, 2000 and 1999..........................         --            --
Common stock, $.01 par value, 16,000,000 shares
 authorized; 8,623,513 shares outstanding at
 December 31, 2000, and 8,554,938 shares outstanding
 at December 31, 1999................................         86            86
Additional paid-in capital...........................     48,146        48,012
Accumulated deficit..................................    (19,582)      (26,103)
                                                         --------      --------
   Total stockholders' equity........................     28,650        21,995
                                                         --------      --------
   Total liabilities and stockholders' equity........    $48,784       $39,831
                                                         ========      ========

The accompanying notes are an integral part of these financial statements.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
             (000s, except share and per share amounts)

                                                   Year Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                              ----        ----        ----
Revenue:
 Net operating revenue..................    $40,834      $30,229      $26,058
 Investment income......................        433           80           75
 Other revenue..........................         25           41          151
                                            --------     --------    ---------
   Total revenue........................     41,292       30,350       26,284

Operating expenses:
 Salaries and related benefits..........     16,707       13,573       12,550
 General and administrative.............     13,800       11,719       10,505
 Interest...............................      1,978        1,211        1,349
 Depreciation and amortization..........      2,141        2,696        2,592
                                           ---------     --------    ---------
   Total operating expenses.............     34,626       29,199       26,996
                                           ---------     --------    ---------
Income (loss) before extraordinary item.      6,666        1,151     (    712)
Extraordinary item......................         --           --     (    264)
                                           ---------     --------    ---------
Income (loss) before income taxes.......      6,666        1,151     (    976)

Provision for income taxes..............        145           --           --
                                           ---------     --------    ---------
Net income (loss).......................   $  6,521      $ 1,151    $(    976)
                                           =========     ========   ==========
Basic income (loss) per share:
  Before extraordinary item.............   $   0.76      $  0.13    $(   0.08)
  Extraordinary item....................         --           --     (   0.03)
                                           ---------     --------   ----------
  Net income (loss).....................   $   0.76      $  0.13    $(   0.11)
                                           =========     ========   ==========
Diluted income (loss) per share:
  Before extraordinary item.............   $   0.47      $  0.09    $(   0.08)
  Extraordinary item....................         --           --     (   0.03)
                                           ---------     --------   ----------
  Net income (loss).....................   $   0.47      $  0.09    $(   0.11)
                                           =========     ========   ==========
Shares used in basic per
 share calculation......................  8,623,513     8,554,938    8,554,938
                                          =========     =========    =========
Shares used in diluted per
 share calculation...................... 13,867,378    13,187,119    8,554,938
                                         ==========    ==========    =========


The accompanying notes are an integral part of these financial statements.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (000s)

                                                     Year Ended December 31,
                                               --------------------------------
                                               2000           1999        1998
                                               ----           ----        ----
Cash flows from operating activities:
 Net income (loss).........................    $ 6,521      $ 1,151       $(   976)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization...........      2,141        2,696          2,657
   Loss on early extinguishment of debt....         --           --            264
   Charge for non-employee options.........          4           15             --
   Provision for deferred income taxes.....    (     5)          --             --
   Provision for bad debts.................        139          370            159
   Minority interest.......................        158           87             54
   Interest expense........................        642           --             --
Changes in operating assets and liabilities
 net of effects from acquisitions:
 Increase in assets:
   Accounts receivable.....................    (   432)     (   518)       (   110)
   Other assets............................    (   407)     (   145)       (   676)
 Increase (decrease) in liabilities:
   Accounts payable, accrued expenses and
    other liabilities......................      1,583          859        (   849)
                                               --------     --------      ---------
Net cash provided by
 operating activities......................     10,344        4,515            523

Cash flows from investing activities:
 Purchase of property and equipment........    ( 1,412)    (  1,405)       (   862)
                                               --------    ---------      ---------
Net cash used in investing activities......    ( 1,412)    (  1,405)       (   862)

Cash flows from financing activities:
 Proceeds from long-term borrowing.........         --           --         12,292
 Proceeds from sale of stock...............        130           --             --
 Reduction of long-term debt and
  financing obligation.....................    (   128)    (    150)       (11,939)
                                              ---------    ---------      ---------
Net cash provided by (used in)
 financing activities......................          2     (    150)           353
                                              ---------    ---------      ---------
Net increase in cash and equivalents.......      8,934        2,960             14

Cash and equivalents, beginning of year....      3,803          843            829
                                              ---------    ---------      ---------
Cash and equivalents, end of year..........   $ 12,737     $  3,803       $    843
                                              =========    =========      =========


The accompanying notes are an integral part of these financial statements.

                NEXTHEALTH, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (000s, except share amounts)

                                                                        Total
                                              Additional                Stock-
                              Common Stock      Paid-in  (Accumulated   holders'
                             Cost     Shares    Capital    Deficit)      Equity
                             ----     ------  ----------  -----------  ---------
Balance at January 1, 1998   $ 86   8,554,938   $47,997    $(26,278)     $21,805

Net loss for the year          --         --         --     (   976)     (   976)
                             ----   ---------   --------   ---------     --------
Balance at December 31, 1998   86   8,554,938    47,997     (27,254)      20,829

Net income for the year        --          --        --       1,151        1,151

Issuance of non-employee
 vested options                --          --        15          --           15
                             ----   ---------   --------   ---------     --------
Balance at December 31,1999    86   8,554,938    48,012     (26,103)      21,995

Net income for the year        --          --        --       6,521        6,521

Sale of Common Stock           --      68,575       130          --          130

Issuance of non-employee
 vested options                --          --         4         --             4
                             ----   ---------   --------  ----------    ---------
Balance at December 31,2000  $ 86   8,623,513   $48,146   $ (19,582)     $28,650
                             ====   =========   ========  ==========    =========


The accompanying notes are an integral part of these financial statements.

                     NEXTHEALTH, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (000s, except share and per share amounts)
                            December 31, 2000

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

The consolidated financial statements include the accounts of NextHealth, Inc. and its subsidiaries, all but one of which is wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Equivalents

Cash and equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less. Cash and equivalents are stated at cost which approximates market value.

     Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $1,150, $885, and $833 in advertising costs during 2000, 1999 and 1998, respectively.

      Intangible Assets

Intangible assets include capitalized loan fees which are being amortized over the life of the loan and ground water rights which are being amortized over a period of 15 years. Intangible assets of $142 were written off in 1998 as a result of the Lehman refinancing (see note entitled Long-term Debt and Financing Obligation) and included in the 1998 extraordinary charge.

     Property and Equipment

Property and equipment are stated at cost. Interest incurred during the construction of facilities is capitalized and amortized over the life of the asset. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in income. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The service lives of the Company's property and equipment ranges from 3 to 39 years.

             NEXTHEALTH, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (000s, except share and per share amounts)
                      December 31, 2000

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

     Net Income (Loss) Per Share

The following table sets forth the components of the share figure used in the computation of basic and diluted earnings per share:

                                           2000         1999          1998
                                           ----         ----          ----
     Basic:
       Weighted average shares.......    8,623,513    8,554,938     8,554,938

    Effect of dilutive securities:
       Stock options.................      328,345       25,681            --
       Preferred stock...............    4,606,500    4,606,500            --
       Warrants......................      309,020           --            --
                                         ---------    ---------     ----------
       Diluted Shares................   13,867,378   13,187,119     8,554,938
                                        ==========   ==========     ==========

Diluted earnings per share are equal to basic earnings per share for the period ending December 31, 1998, as the effect of all applicable securities is anti-dilutive (decrease the loss per share amount).

     Credit Risk

A significant portion of the Company's accounts receivable are due from individuals (self-pay), insurance companies, other entities which provided health care benefits, and credit card companies. Management performs credit evaluations and believes its allowance for doubtful accounts is adequate.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 2000

     New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.
In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. Management is evaluating what effect this statement may have on the Company's financial statements.

     Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with the classifications adopted in 2000.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 are as follows:

                                         2000               1999
                                         ----               ----
Land and improvements...........         $  3,413         $  2,930
Buildings and improvements......           35,871           36,210
Furniture and equipment.........           11,211           10,127
                                         --------         --------
Total property and equipment....           50,495           49,267

Less: accumulated depreciation
 and amortization...............           17,624           15,940
                                         --------         --------
Total property and
 equipment, net.................         $ 32,871          $33,327
                                         ========         ========

ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2000 and 1999, accrued expenses and other liabilities were comprised of the following:

                                          2000            1999
                                          ----            ----
Payroll and related taxes............    $  905          $  734
Professional fees....................       314              60
Deposits and patient refunds.........     2,362           1,580
Reimbursement liability..............     1,573           1,018
Current portion of financing obligation     108              99
Other................................       546             344
                                         ------         -------
Total accrued expenses and
  other liabilities..................    $5,808          $3,835
                                         ======         =======

                 NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 2000


LONG-TERM DEBT AND FINANCING OBLIGATION

Long-term debt and financing obligation at December 31, 2000 and 1999 are as follows:

                                                   2000           1999
                                                   ----           ----
Secured debt, interest rate of 30-day LIBOR
 + 4%, matures September 1, 2001............      $12,292        $12,292
Financing obligation........................          380            495
Other.......................................           23             36
                                                  -------        -------
                                                   12,695         12,823
Less: current portion.......................          108             99
                                                  -------        -------
Total long-term debt and financing
   obligation...............................      $12,587        $12,724
                                                  =======        =======

In August 1998, the Company's principal subsidiaries, Miraval and Sierra Tucson, completed a debt refinancing loan agreement with Lehman Brothers Holdings Inc. The amount of the three-year loan was $14,000, of which $2,000 was reserved for working capital ($1,000) and for capital improvements ($1,000). $700 of the working capital portion was available in 1998 and $300 in 1999. As of December 31, 2000, $292 had been drawn from the capital improvements reserve and $0 from the working capital reserve. The unused portion of the working capital reserve rolled over to the capital improvements reserve at January 1, 2000. Proceeds from the transaction were also used to extinguish existing mortgage debt with AP LOM, LLC, an affiliate of AP NH, LLC ("APNH"), the holder of the Company's outstanding Series A Preferred Stock. The loan bears interest at the rate of 4% over the 30-day London Interbank Offered Rate (LIBOR), adjusted monthly, and is payable interest-only through maturity. The maturity date may be extended by one year upon payment of a 2% fee, and therefore, this loan continues to be classified as long term. It is management's intent at the present time to extend the loan for an additional year. The fair value of the debt financing loan agreement approximates its carrying value given it bears interest at a variable rate and matures in the near term. The Company purchased a rate cap to protect against extreme upward movement in the LIBOR rate; the maximum rate to be paid by the Company is 10.5%, while the rate at December 31, 2000 was 10.625%. The loan agreement contains various operational and financial restrictions including restrictions on additional debt without the lender's approval. At December 31, 2000, the Company was in compliance with all such operational and financial restrictions.

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

In December 1994, the Company sold a facility for $1,000 (the facility's appraised value) to ODE, L.L.C., an entity controlled by the Chairman of the Company's Board of Directors. The Company simultaneously leased this facility for a term of seven years, at an annual cost of $150, payable in quarterly installments. This transaction has been accounted for as a financing as a result of the Company's continuing involvement with the facility. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for

                NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 2000


each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and an agreement in principle has been reached to increase the annual rent to $500 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

Future maturities of long-term debt and financing obligation at December 31, 2000 are as follows:


 2001............      $    108
 2002............        12,432
 2003............           155
                       --------
                       $ 12,695
                       ========

For years ended December 31, 2000, 1999 and 1998, interest paid was $1,978, $1,211 and $1,471, respectively. The amount recorded in 2000 includes a charge of $642 for tentative settlement of a 1994 IRS audit.

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

The Company's Chief Operating Decision Maker evaluates performance and allocates resources based on pretax income (loss). The accounting policies of the Segments are the same as those described in the Summary of Significant Accounting Policies. There are no material sales between the Segments, although fixed assets are occasionally transferred between Segments at net book value on the transfer date. Corporate activity benefiting the Company as a whole is separately identified below. No single customer accounted for more than 10% of either Segment's revenue in 2000, 1999 or 1998.

               NEXTHEALTH, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000s, except share and per share amounts)
                        December 31, 2000

Information about the Company's operations in different business segments for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                       Corporate
                                           Health &       and
                                Treatment   Leisure   Other Items   Consolidated
                                ---------  --------   -----------   ------------
2000
----------------------------
Total revenue.................   $21,970    $ 19,277   $    45        $ 41,292
Income (loss) before
 income tax benefit...........     8,200       1,058    (2,592)          6,666
Identifiable assets...........    14,166      32,896     1,722          48,784
Capital expenditures and
 intersegment transfers, net..       860         560    (    8)          1,412
Depreciation & amortization
 expense......................       377       1,748        16           2,141
Interest expense..............       852         483       643           1,978

1999
----------------------------
Total revenue.................   $16,842     $13,464   $    44        $ 30,350
Income (loss) before
 income tax benefit...........     4,924    (  2,604)   (1,169)          1,151
Identifiable assets...........     7,372      30,646     1,813          39,831
Capital expenditures and
 intersegment transfers, net..     1,053         380    (   28)          1,405
Depreciation & amortization
 expense......................       334       2,344        18           2,696
Interest expense..............       772         435         4           1,211

1998
----------------------------
Total revenue.................   $13,904     $12,194   $   186        $ 26,284
Income (loss) before
 extraordinary item...........     3,801    (  2,541)  ( 1,972)       (    712)
Extraordinary item............        --          --   (   264)       (    264)
Net income (loss).............     3,801    (  2,541)  ( 2,236)       (    976)
Identifiable assets...........     4,111      32,129     1,575          37,815
Capital expenditures and
 intersegment transfers, net..  (  1,878)      4,370   ( 1,630)            862
Depreciation & amortization
 expense......................       325       2,092       175           2,592
Interest expense..............       308         165       876           1,349


                  NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 2000

STOCKHOLDERS' EQUITY

Preferred Stock

In November 1996, the Company's Board of Directors created two series of Preferred Stock ("Series A" and "Series B"). The Company authorized 46,065 shares of Series A stock and 28,956 shares of Series B stock. At December 31, 1996, 17,109 shares of Series A and 28,956 shares of Series B were outstanding and classified as mandatorily redeemable preferred stock in the balance sheet. The Series B Preferred Stock was converted into Series A Preferred Stock on January 29, 1997. The mandatory redemption provisions applicable to the outstanding preferred stock were extinguished as a result of this conversion, therefore, the amounts received from the sale of such stock are classified as equity in the accompanying consolidated balance sheets. At December 31, 2000 and 1999, 46,065 shares of Series A are outstanding. A total of approximately 5,200,000 shares of common stock have been reserved for conversion of preferred stock and exercise of warrants held by the preferred shareholder. Significant terms and conditions of the Preferred Stock are described in the following paragraphs.

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

The holders of Series A stock are entitled to vote on all matters presented to the Company's stockholders for a vote and, except with respect to the election of Directors, each share of Series A stock entitles the holder thereof to such number of votes per share as equals the number of shares of the Common Stock into which such shares of Series A stock is then convertible. Initially, each share of Series A stock is convertible into 100 shares of Common Stock. In addition, the holders of Series A stock are entitled to vote separately as a separate class on all matters other than the election of directors. This means that matters submitted for a vote of the stockholders of the Company must receive the approval of the requisite percentage of the holders of Common Stock (with the holders of Series A stock being entitled to vote on an "as converted" basis) as well as of the holders of the Series A stock. In addition, the holders of Series A stock, as a class, are entitled to elect three directors to the Company's Board of Directors ("Preferred Directors"). In the event of a default, the holders of Series A stock become entitled to elect a majority of the Company's Board of Directors. The Preferred Stock became redeemable at any time after January 1, 2001, at $92.26 per share (issuance price).

The Company issued a total of 600,000 warrants in 1996 which are exercisable into 600,000 common shares at an exercise price of $1.50 (recently adjusted to $1.00 pursuant to the agreement). These warrants are exercisable through November 13, 2006. The fair value of the warrants at issuance date was credited to additional paid-in capital.

Stock Option Plans

At December 31, 2000, 1,993,000 shares of common stock were reserved for the exercise of options under the Company's 1992 and 1990 stock option plans. The 1990 employee stock option plan expired in October 2000. No additional option shares may be issued from this plan. Options to purchase shares of common stock are granted with an exercise price equal to or greater than the fair market value on the dates of grant, and are exercisable over periods ranging from three to ten years. Options may be exercised in installments generally commencing one year after the dates of grant. All options become fully vested upon the acquisition of the Company or a merger in which the Company is not the surviving entity.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 2000

In 1993, the Company established a Non-Employee Director Stock Option Plan (the "DSO Plan"), which provides for the automatic granting of fully vested options to purchase shares of common stock to members of the Board of Directors who are not employees of the Company. At December 31, 2000, 600,000 shares of common stock were reserved for issuance under the DSO Plan.

The fair value of these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates ranging from 5.94% to 6.64%, 4.73% to 6.01%, and 4.52% to
5.69%, respectively; dividend yields of 0.0%; volatility factor of the expected market price of the Company's common stock of .753 for 2000 and .639 for 1999 and 1998; and an expected life of an option of 5 years.

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

SFAS No. 123 requires the Company to present pro forma disclosure for options granted subsequent to 1995. These disclosures are not indicative of future amounts, as options granted prior to 1996 have not been included as provided by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of stock options was amortized to expense over the vesting period. Pro forma net income
(loss) and income (loss) per share are as follows:


                          2000          1999            1998
                          ----          ----            ----
Net Income (loss):
  As reported.........   $  6,521       $ 1,151       $(  976)
  Pro forma...........      6,416           918        (1,142)

Basic income (loss)
 per share:
  As reported.........   $   0.76       $  0.13       $( 0.11)
  Pro forma...........       0.74          0.11        ( 0.13)

Diluted income (loss)
 per share:
  As reported.........   $   0.47       $  0.09      $(  0.11)
  Pro forma...........       0.46          0.07       (  0.13)

                 NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 2000


The following table summarizes the cumulative activity under the Company's stock option plans:

                               Options        Fully       Option Price      Weighted Avg.
                             Outstanding  Vested Options Range (Per Share)  Exercise Price
                             -----------  -------------- -----------------  --------------

Balance at January 1, 1998     1,154,709     936,812      $ 1.25 - $6.00        $3.57
Granted                          238,300                    1.00 -  2.00         1.31
Canceled                        (309,584)                   1.25 -  6.00         3.29
Exercised                             --                             --            --
                               ----------    --------     --------------       -------

Balance at December 31, 1998   1,083,425     898,972        1.00 -  6.00         3.15
Granted                          326,250                    1.00 -  1.50         1.38
Canceled                       (  61,350)                   1.00 -  5.75         2.77
Exercised                             --                              --           --
                               ----------    --------     ---------------      --------

Balance at December 31, 1999   1,348,325    1,069,303       1.00 -  6.00         2.74
Granted                           92,500                    1.34 -  3.75         2.03
Canceled                       ( 139,950)                   1.00 -  4.88         3.47
Exercised                      (  68,575)                   1.00 -  3.25         1.91
                               ----------   ----------    ---------------      --------
Balance at December 31, 2000   1,232,300    1,078,890      $1.00 - $6.00        $2.65
                               ==========   ==========    ===============      ========

In 2000, 15,000 shares were granted with an exercise price above market price on the date of grant. The weighted average fair value of options granted with an exercise price above market price on the date of grant during 2000 was $1.45. No options were granted in 1999 or 1998 with an exercise price above market price on the dates of grant. The weighted average fair value of options granted with an exercise price equal to market price on the dates of grant during 2000, 1999 and 1998 was $1.13, $.81, and $.77, respectively. The remaining average contractual life for options outstanding as of December 31, 2000, was 5.90 years. The weighted average exercise price for exercisable options was $2.87, $3.04, and $3.35, at December 31, 2000, 1999 and 1998, respectively.

                NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 2000

INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision are as follows:

                       Years ended December 31,
                   2000        1999           1998
                   --------------------------------
  Current:
       Federal       $ 125      $ --          $ --
       State            20        --            --

  Deferred           $  --      $ --          $ --
                   --------------------------------
                     $ 145      $ --          $ --
                   ================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets, all noncurrent, at December 31, 2000 and 1999 are as follows:

                                           2000          1999
                                           ----          ----
Capitalized business expansion costs...   $    38       $   547
Tax basis of fixed assets in excess of
   book basis..........................     1,553         1,726
Non-deductible reserves................       408           551
Accrued interest.......................       257            --
State net operating loss carryforward..     1,090         1,439
Federal net operating loss carryforward     6,992         8,192
Minimum tax credit.....................       383           258
Other, net.............................        --            45
                                          --------      --------
Total deferred tax assets..............    10,721        12,758
Valuation allowance....................   (10,721)      (12,758)
                                          --------      --------
Net deferred tax assets................   $    --       $    --
                                          ========      ========

The valuation allowance decreased by $2,037 during the year primarily as a result of the Company utilizing certain net operating losses.

At December 31, 2000, the Company had approximately $20,500 and $18,000 of federal and state net operating loss carryforwards, respectively, which expire for federal purposes during the years 2011 through 2018 and for state purposes during the years 2000 through 2005. In addition, at December 31, 2000, the Company has approximately $383 in Alternative Minimum Tax Credits for federal tax purposes which do not expire.

                 NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 2000

The differences between the income tax benefit at the statutory rate and the actual income tax benefit is as follows:

                                             2000          1999        1998
                                             ----          ----        ----
Federal tax expense at the statutory rate..   34.0 %        34.0 %     (34.0)%
State taxes................................    0.4            --          --
AMT........................................    1.9            --          --
Utilization of net operating losses........  (34.0)        (34.0)       34.0
                                             ------        ------       -----
Effective income tax rate..................    2.3 %         0.0 %       0.0 %

Federal income tax payments of $120 and $30 were made during the years ending December 31, 2000 and 1999, respectively. No payments were made in the year ending December 31, 1998.

OPERATING LEASES

The Company leases land, vehicles and equipment under operating leases. Future annual minimum lease payments under noncancelable operating leases at December 31, 2000, are as follows:

     2001        $     287
     2002              284
     2003              278
     2004              294
     2005              290
     Thereafter     13,768
                 ---------
                 $  15,201
                 =========

Future payments under the land lease increase as the number of beds operated by Sierra Tucson increases in accordance with the levels specified in the agreement and by a fixed percentage (10%) every five years. Total rental expense recognized under operating leases for 2000, 1999 and 1998, was $423, $374, and $355, respectively.

EMPLOYEE RETIREMENT PLAN

The Company has a defined contribution plan that provides for discretionary employer contributions and for optional employee contributions which are matched by the Company at a maximum rate of 50% of the employees' contributions up to amounts prescribed by law. All employees who meet minimum age and service requirements are eligible to participate in the plan. It is the Company's policy to fund plan contributions as accrued. For 2000, 1999 and 1998, employer matching and discretionary contributions to the plan were approximately $174, $160, and $143, respectively.

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

                 NEXTHEALTH, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000s, except share and per share amounts)
                         December 31, 2000

An entity controlled by the President and CEO of the Company and Chairman of the Company's Board of Directors provided consulting services to the Company; in 2000 and 1999 total fees of $262, and $267, respectively, were paid to that entity. Of the $262 paid in 2000, $200 was a Compensation Committee approved bonus. Of the $267 paid in 1999, $100 was a Compensation Committee approved bonus for 1997 and 1998, and $100 was a Compensation Committee approved bonus for 1999.

A member of the Company's Board of Directors is a member of a law firm which represents the Company on real estate and transactional issues; total fees of $119 and $51 were paid to that firm in 2000 and 1999, respectively.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes certain quarterly financial data:

                                             Income
                                             (Loss)            Net Income (loss)
                                             Before     Net      Per Share of
                           Total  Operating  Income    Income    Common Stock
                          Revenue  Expenses   Tax      (Loss)  Basic     Diluted
                          -------  --------  ------   -------  -----    --------
2000 Quarter ended:
 March 31.............    $10,770  $ 8,176   $ 2,594   $ 2,594  $0.30      $0.18
 June 30..............     10,518    8,266     2,252     2,155   0.25       0.15
 September 30.........      9,403    8,499       904       886   0.10       0.06
 December 31..........     10,601    9,685       916       886   0.10       0.06

1999 Quarter ended:
 March 31.............    $ 8,137  $ 7,161   $   976   $   976  $0.11      $0.07
 June 30..............      7,627    7,226       401       401   0.05       0.03
 September 30.........      6,650    7,079   (   429)   (  429) (0.05)     (0.05)
 December 31..........      7,936    7,733       203       203   0.02       0.02



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.   EXECUTIVE COMPENSATION


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities Exchange Act of 1934 no later than 120 days after the close of the fiscal year. The information required by such items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders which has not yet been scheduled, or by amendment to this Form 10K.

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

             Schedule II. Valuation and Qualifying Accounts

         (3) Exhibits. The following exhibits are incorporated by reference as indicated or are filed as part of this Annual Report on Form 10-K:

                                                                        Sequentially
Exhibit                                                                   Numbered
Number                      Document                                       Page
-------   ------------------------------------                           ---------

  3.1    Certificate of Incorporation                                        (1)

  3.2    Amended Restated By-Laws                                            (5)

  4.1    Specimen Common Stock Certificate                                   (1)

  4.2    Certificate of Designation, Preferences and Rights of the           (11)
         Convertible Preferred Stock, Series A and Cumulative Preferred
         Stock, Series B of NextHealth, Inc.

10.26    Stock Bonus and Repurchase Agreement, dated November 18,1988,       (1)
         between John H. Schmitz and Rita F. Schmitz and Sierra
         Tucson/Properties, Inc., as amended on August 31, 1989

10.33    1989 Stock Option Plan                                              (1)

10.47    1990 Stock Option Plan                                              (2)

10.49    Commercial lease dated as of March 15, 1991, between the            (3)
         State of Arizona and Sierra Tucson AC, Inc., relating to
         lease of Adolescent Care facility site

10.51    Form of Indemnity Agreement*                                        (4)

10.53    1992 Stock Option Plan                                              (3)

10.54    Non-Employee Directors Stock Option Plan                            (5)

10.56    Real Estate Sale Agreement and industrial Building Lease for        (6)
         Sierra Tucson AC, Inc. Adolescent Center dated December 28, 1994, and December 29, 1994, respectively.

10.57    Onsite Training and Consulting, Inc. Stock Purchase                 (6)
         Agreement dated January 13, 1995


10.58    Severance Agreement, General Release, Covenant Not to Sue           (6)
         between the Company and William T. O'Donnell, Jr., dated
         January 20, 1995

10.59    Elements of compensation - Wayne M. Morrison, Vice President/Chief  (7)
         Financial Officer

10.60    Note Payable between NextHealth, Inc. and Sundt Corporation         (8)
         dated April 10, 1996 (without exhibits)

10.61    Asset Purchase Agreement by and among NextHealth, Inc. and          (8)
         Hilton Head Health Institute, Inc. dated February 29, 1996
         (without exhibits)

10.62    Amendment 1 to Note Payable between NextHealth, Inc. and            (9)
         Sundt Corporation dated June 28, 1996

10.63    Loan Agreement between NextHealth, Inc. and Mortgages, Ltd.         (9)
         dated June 25, 1996 (without exhibits)

10.64    Secured Promissory Note between NextHealth, Inc. and                (9)
         Mortgages, Ltd. dated June 25, 1996

10.65    Deed of Trust, Assignment of Rents and Security Agreement           (9)
         between NextHealth, Inc. and Mortgages, Ltd. dated June 25, 1996

10.66    Security Agreement between Sierra Tucson, Inc. and Mortgages, Ltd.  (9)
         dated June 25,1996 (without exhibits)

10.67    Security Agreement between Sierra Healthstyles, Inc. and            (9)
         Mortgages, Ltd. dated June 25, 1996 (without exhibits)

10.68    Guaranty between Sierra Tucson, Inc. and Mortgages, Ltd.            (9)
         dated June 25, 1996

10.69    Guaranty between Sierra Healthstyles, Inc. and Mortgages,           (9)
         Ltd. dated June 25, 1996

10.70    Asset Purchase Agreement between Sierra Tucson, Inc. and            (10)
         Soften Realty, LLC

10.71    Operating Agreement of Soften Realty, Inc. between                  (10)
         NextHealth, Inc. and AP NH, LLC

10.72    Security Agreement between Sierra Tucson, Inc. and Soften           (10)
         Realty, LLC

10.73    Non-negotiable Security Promissory Note                             (10)

10.74    Assumption agreement                                                (10)

10.75    Bill of Sale and Assignment between Sierra Tucson, Inc. and         (10)
         Soften Realty, LLC

10.76    Preferred Stock and Warrant Purchase Agreement between              (10)
         NextHealth, Inc. and AP LOM LLC

10.77    Registration and Pre-emptive Rights Agreement between               (10)
         NextHealth, Inc. and AP LOM LLC

10.78    Credit Agreement between NextHealth, Inc. and AP LOM LLC            (10)

10.79    Pledge Agreement between NextHealth, Inc. and AP LOM LLC            (10)

10.80    Term Note A between NextHealth, Inc. and AP LOM, LLC                (11)

10.81    Term Note B between NextHealth, Inc. and AP LOM, LLC                (11)

10.82    Warrant for 500,000 shares of Common Stock                          (11)

10.83    Deed of Trust for the use and benefit of AP LOM, LLC                (11)

10.84    Guaranty made by NextHealth's subsidiaries                          (11)

10.85    General Security Agreement among NextHealth's subsidiaries          (11)
         and AP LOM, LLC

10.86    Loan Agreement made by Sierra Health-Styles, Inc., and              (12)
         Sierra Tucson, LLC in favor of Lehman Brothers Holdings Inc.

10.87    Mortgage Note made by Sierra Health-Styles, Inc., and Sierra        (12)
         Tucson, LLC in favor of Lehman Brothers Holdings Inc.

10.88    Commercial long-term lease dated October 23, 1998, between          (13)
         the State of Arizona State Land Department and Sierra
         Tucson, L.L.C. relating to the Sierra Tucson site.

10.89     Amended and Restated First Amendment to Lease, dated March         (14)
          15, 2000, between ODE, L.L.C and Sierra Tucson, L.L.C.
          relating to the Sierra Tucson buildings.

21.1     Subsidiaries                                                         41

23.1     Consent of Ernst & Young LLP, Independent Auditors                   42

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

(14) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

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

                                     NEXTHEALTH, INC.

Dated: March 16, 2001                BY: /s/ William T. O'Donnell, Jr.
                                        -------------------------------
                                           WILLIAM T. O'DONNELL, JR.
                                           President and Chief
                                            Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Capacity                                 Date
---------                        --------                                 ----
/s/ William T. O'Donnell, Jr.    Chairman of the Board of Directors       March 16, 2001
-----------------------------    President and Chief Executive Officer
William T. O'Donnell, Jr.        (Principal Executive Officer)

/s/ Neil E. Jenkins              Director                                 March 16, 2001
-----------------------------
Neil E. Jenkins


/s/ George L. Ruff               Director                                 March 16, 2001
-----------------------------
George L. Ruff


/s/ Stephen L. Berger            Director                               March 16, 2001
-----------------------------
Stephen L. Berger


/s/ Lee S. Neibart               Director                               March 16, 2001
-----------------------------
Lee S. Neibart


/s/ Michael L. Ashner            Director                               March 16, 2001
-----------------------------
Michael L. Ashner


/s/ Alfred Trivilino             Director                               March 16, 2001
-----------------------------
Alfred Trivilino


/s/ Loree Thompson              (Chief Financial Officer)               March 16, 2001
-----------------------------
Loree Thompson


                 NEXTHEALTH, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (000s)

    Column A                   Column B       Column C     Column D       Column E
    --------                   --------       --------     --------       --------
                                              Additions
                               Balance at    (Charged to                 Balance at
                              Beginning of    Costs and                    End of
    Description                 Period        Expenses)   Deductions        Period
    -----------               ------------   -----------  ----------      ---------

Year ended December 31, 2000:    $  358        $  139       $ 108          $  389
   Allowance for doubtful        ======        ======       =====          ======
   accounts

Year ended December 31, 1999:
   Allowance for doubtful
   accounts                      $  278        $  370       $ 290         $  358
                                 ======        ======       =====         ======
Year ended December 31, 1998:
   Allowance for doubtful
   accounts                      $  348        $  159       $ 229         $  278
                                 ======        ======       =====         ======

                            Exhibit 21.1

                          NEXTHEALTH, INC.
                        Subsidiary Schedule

Subsidiaries                  State of Incorporation        Doing Business As
------------                  ----------------------        -----------------

Sierra Tucson, LLC                 Delaware                    Sierra Tucson

Sierra Health-Styles, Inc.         Delaware                    Miraval

Sierra Tucson Educational          Arizona
 Materials, Inc. (STEM)

NextHealth Water Resources,Inc.    Arizona

Sierra Tucson AC, Inc.(STAC)       Arizona

Miraval Service Corporation,Inc.   Arizona

Onsite Workshops, Inc. (inactive)  Arizona

The NextHealth Institute, Inc.     Arizona
(inactive)

NextHealth.com, L.L.C. (inactive)  Delaware

                            Exhibit 23.1

         Consent of Ernst & Young LLP, Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-44620, and Form S-8 No. 333-43416) pertaining to the Sierra Tucson Companies, Inc., 1992 Stock Option Plan and in the Registration Statement (Form S-8 No. 33-38608) pertaining to the Sierra Tucson Companies, Inc., 1990 Stock Option Plan and in the Registration Statement (Form S-8 No. 333-43418) pertaining to the NextHealth, Inc. Non-Employee Directors Stock Option Plan of our report dated January 26, 2001, with respect to the consolidated financial statements and schedule of the Company included in the Annual Report (Form 10-K) for the year ended December 31, 2000.



                                              /s/ Ernst & Young LLP
                                             -----------------------
                                             ERNST & YOUNG LLP
Tucson, Arizona
March 9, 2001