Form 10-K405/A
period 2000-12-31
NEXTHEALTH INC
filed 2001-04-30
CIK 855272

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________

                        Commission File Number: 0-17969

                               NEXTHEALTH, INC.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


         Delaware                                                 86-0589712
-------------------------------                       ----------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer Identification No.)
Incorporation or Organization)

16600 N. Lago Del Oro Parkway, Tucson, Arizona                        85739
----------------------------------------------                 ------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                (520) 818-5800
             ----------------------------------------------------
             (Registrant's Telephone Number, including Area Code)

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

The Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000, which was filed on March 16, 2001, is amended to (1) add the information required by Part III, (2) reflect an amendment to a related party lease, (3) reflect an adjustment to the terms of certain outstanding warrants, and (4) reflect changes in portions of the Financial Statements resulting from the adjustment to the warrants.

                      DOCUMENTS INCORPORATED BY REFERENCE

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Reference is made to the listing beginning on page 46 of all exhibits filed as a part of this report.

                               TABLE OF CONTENTS
                               -----------------

  PART I                                                                           Page
                                                                                   ----
  Item 1.     Business.............................................................   3
  Item 2.     Properties...........................................................   6
  Item 3.     Legal Proceedings....................................................   6
  Item 4.     Submission of Matters to a Vote of Security Holders..................   6

PART II

  Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters   7
  Item 6.     Selected Financial Data..............................................   8
  Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................   9
  Item 7A.    Quantitative and Qualitative Disclosure About Market Risk............  14
  Item 8.     Financial Statements and Supplementary Data..........................  15
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  33

PART III

  Item 10.    Directors and Executive Officers of the Registrant...................  34
  Item 11.    Executive Compensation...............................................  38
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......  43
  Item 13.    Certain Relationships and Related Transactions.......................  44

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......  46

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

     The Company operates in two distinct business segments which are located at separate facilities in the foothills of the Santa Catalina Mountains northwest of Tucson, Arizona. The Treatment segment, Sierra Tucson, LLC, a Delaware limited liability company ("ST, LLC"), owns Sierra Tucson(TM) ("Sierra Tucson"), an inpatient, state licensed, special psychiatric hospital and behavioral health care center providing treatment for substance abuse and a broad range of mental health and behavioral disorders. The Health and Leisure segment, Sierra Health-Styles, Inc., a Delaware corporation ("Healthstyles, Inc."), owns MiravalTM ("Miraval"), a luxury health resort and spa which provides a unique vacation experience blending mindfulness, personal growth and self-awareness programs with a full range of personal services and recreational activities.

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

Set forth below are the Company's total revenues by segment (000s):



                                            Year Ended December 31,
                              ------------------------------------------------
                                2000     %      1999      %      1998     %
                              -------  -----   -------  -----   -------  -----
Treatment Segment...........  $21,970   53.2   $16,842   55.5   $13,904   52.9
Health and Leisure Segment..   19,277   46.7    13,464   44.4    12,194   46.4
Other, net..................       45     .1        44     .1       186     .7
                              -------  -----   -------  -----   -------  -----
Total Revenue                 $41,292  100.0   $30,350  100.0   $26,284  100.0
                              =======  =====   =======  =====   =======  =====

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

     The Sierra Tucson facilities are located on approximately 160 acres of land leased from the State of Arizona and in buildings ("Buildings") leased from a related party, ODE, L.L.C. In October 1998, the Company entered into a 50-year Commercial Land Lease Agreement ("State Land Lease") with the Arizona State Land Department, which replaced a 10-year lease that would have expired in 2001. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal. The facility also has fitness and recreation areas, riding stables and other administrative and support offices. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for sixteen beds and additional administrative offices. In 2000, construction was completed on a 4,220 square foot wing named Desert Oasis. The new area houses group rooms and medical records as well as staff offices. In addition, Sierra Tucson also renovated and updated its fitness center in 2000.

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



                      2000           1999
                  --------------  --------------
                   High    Low     High    Low
                  ------  ------  ------  ------
First Quarter     $4.688  $1.250  $1.500  $1.000
Second Quarter    $3.500  $2.000  $1.438  $0.719
Third Quarter     $5.438  $2.281  $1.250  $0.906
Fourth Quarter    $4.688  $2.375  $2.500  $0.938

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


                                                                   Year Ended December 31,
                                           2000          1999             1998           1997           1996
                                         --------      --------         --------       --------       --------
Statement of Operations Data
Total revenue..............              $ 41,292       $30,350          $26,284       $ 20,652      $  18,458
Income (loss) before
  extraordinary item.......                 6,666         1,151             (712)        (4,624)       (14,693)
Extraordinary item.........                    --            --             (264)            --             --
                                         --------       -------          -------       --------      ---------
Net income (loss) before
  income taxes.............                 6,666         1,151             (976)        (4,624)       (14,693)
Provision for income tax...                   145            --               --             --             --
                                         --------       -------          -------       --------      ---------
Net income (loss)..........                 6,521         1,151             (976)        (4,624)       (14,693)
Basic net income (loss)
 per share:
  Before extraordinary item                  0.76          0.13            (0.08)         (0.54)         (1.72)
  Extraordinary item.......                    --            --            (0.03)            --             --
                                         --------       -------          -------       --------      ---------
  Net income (loss)........                  0.76          0.13            (0.11)         (0.54)         (1.72)

Diluted net income (loss)
 per share:
  Before extraordinary item                  0.46          0.09            (0.08)         (0.54)         (1.72)
  Extraordinary item.......                    --            --            (0.03)            --             --
                                         --------       -------          -------       --------      ---------
  Net income (loss)........                  0.46          0.09            (0.11)         (0.54)         (1.72)

Cash Flow Data
Net cash provided by (used in)
  operating activities.....                10,344         4,515              523          (2,096)        (9,246)
Capital expenditures.......                 1,412         1,415              862             948          1,124

Balance Sheet Data
Total Assets...............                48,784        39,831           37,815          39,011         41,666
Long-term Debt.............                12,587        12,724           12,815           9,730          8,359
Stockholders' Equity.......                28,650        21,995           20,829          21,805         22,179

Operating Data
Patient Days-Sierra Tucson.                23,302        20,618           19,618          17,445         15,683
Average Daily Census.......                    64            57               54              48             43
Guest Days-Miraval(1)......                37,961        29,828           30,361          23,851         17,665
Room Occupancy - Miraval(1)                  65.3%         52.6%            53.7%           42.9%          33.6%
Participant Days-Onsite(2).                    --            --               --              --          7,073
Average Daily Census(2)....                    --            --               --              --             21
Participant Days-HHHI(3)...                    --            --               --              --          7,077
Average Daily Census(3)....                    --            --               --              --             33

Financial Statistics
Current Ratio..............                2.23:1        1.27:1            .64:1           .35:1          .52:1
Days Outstanding in Accounts
  Receivable...............                    15            17               20              27             44

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

General
-------

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

Results of Operations
---------------------

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

  The Company recognized pre-tax income of $6.7 million for the year ended December 31, 2000. A $145,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. The Company continues to fully reserve for the deferred tax assets of $10.7 million, which are comprised primarily of net operating loss carryforwards, as of December 31, 2000. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized. However, management will continue to evaluate the necessity of maintaining the valuation allowance in light of the Company's profitability results for 2000 and expectations for 2001 and 2002. The continuation of such positive trends in profitability could allow management to appropriately reduce the valuation allowance significantly and result in the recognition of deferred tax assets on the balance sheet perhaps in the latter part of 2001.

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

Liquidity and Capital Resources
-------------------------------

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

     The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

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

Business Outlook
----------------

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

     The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

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

Factors That May Affect Future Results
--------------------------------------

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

     The Sierra Tucson buildings are currently leased from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

NextHealth, Inc.'s Consolidated Financial Statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000.


                                                                   Page
                                                                   ----

     Report of Management........................................    14

     Report of Independent Auditors..............................    15

     Consolidated Balance Sheets.................................    16

     Consolidated Statements of Operations.......................    17

     Consolidated Statements of Cash Flows.......................    18

     Consolidated Statements of Changes in Stockholders' Equity..    19

     Notes to Consolidated Financial Statements..................    20

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



 /s/ William T. O'Donnell, Jr.
----------------------------------------------
William T. O'Donnell, Jr.
President and Chief Executive Officer



 /s/ Loree Thompson
----------------------------------------------
Loree Thompson
Chief Financial Officer

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



                                      /s/ Ernst & Young LLP
                                      -----------------------------------------
                                      ERNST & YOUNG LLP

Tucson, Arizona
January 26, 2001

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (000s, except share amounts)


                                                                     December 31,
                                                                  -----------------
                                                                    2000      1999
                                                                  --------   -------
Assets
------
Current Assets:
  Cash and equivalents..........................................  $ 12,737   $  3,803
  Accounts receivable, less allowance for doubtful accounts of
   $368 and $337, respectively..................................     1,467      1,174
 Prepaid expenses...............................................       701        438
 Other current assets...........................................       708        573
                                                                  --------   --------

   Total current assets.........................................    15,613      5,988

Property and equipment, net.....................................    32,871     33,327
Long-term receivables, less allowance for doubtful accounts of
   $21 and $21, respectively....................................        64         64
Intangible assets, less amortization of $527 and $310,
   respectively.................................................       214        431
Other assets....................................................        22         21
                                                                  --------   --------

   Total assets.................................................  $ 48,784   $ 39,831
                                                                  ========   ========


Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Accounts payable, trade........................................  $  1,192   $    888
 Accrued expenses and other liabilities.........................     5,808      3,835
                                                                  --------   --------

   Total current liabilities....................................     7,000      4,723

Long-term debt and financing obligation.........................    12,587     12,724
                                                                  --------   --------
   Total liabilities............................................    19,587     17,447

Minority Interest...............................................       547        389

Stockholders' Equity:
 Preferred stock - undesignated, $.01 par value, 3,924,979
   shares authorized; no shares outstanding.....................        --         --
 Preferred stock - Series A, $.01 par value, 46,065 shares
   authorized; 46,065 shares outstanding at December 31, 2000
   and 1999.....................................................        --         --
 Common stock, $.01 par value, 16,000,000 shares authorized;
   8,623,513 shares outstanding at December 31, 2000, and
   8,554,938 shares outstanding at December 31, 1999............        86         86
 Additional paid-in capital.....................................    48,146     48,012
 Accumulated deficit............................................   (19,582)   (26,103)
                                                                  --------   --------

   Total stockholders' equity...................................    28,650     21,995
                                                                  --------   --------

   Total liabilities and stockholders' equity...................  $ 48,784   $ 39,831
                                                                  ========   ========

  The accompanying notes are an integral part of these financial statements.

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (000s, except share and per share amounts)


                                                   Year Ended December 31,
                                           ------------------------------------
                                                2000        1999         1998
                                           -----------  -----------  -----------
Revenue:
 Net operating revenue...................  $    40,834  $    30,229  $   26,058
 Investment income.......................          433           80          75
 Other revenue...........................           25           41         151
                                           -----------  -----------  ----------

   Total revenue.........................       41,292       30,350      26,284

Operating expenses:
 Salaries and related benefits...........       16,707       13,573      12,550
 General and administrative..............       13,800       11,719      10,505
 Interest................................        1,978        1,211       1,349
 Depreciation and amortization...........        2,141        2,696       2,592
                                           -----------  -----------  ----------

   Total operating expenses..............       34,626       29,199      26,996
                                           -----------  -----------  ----------

Income (loss) before extraordinary item..        6,666        1,151        (712)
Extraordinary item.......................           --           --        (264)
                                           -----------  -----------  ----------

Income (loss) before income taxes........        6,666        1,151        (976)

Provision for income taxes...............          145           --          --
                                           -----------  -----------  ----------

Net income (loss)........................  $     6,521  $     1,151  $     (976)
                                           ===========  ===========  ==========

Basic income (loss) per share:
  Before extraordinary item..............  $      0.76  $      0.13  $    (0.08)
  Extraordinary item.....................           --           --       (0.03)
                                           -----------  -----------  ----------
  Net income (loss)......................  $      0.76  $      0.13  $    (0.11)
                                           ===========  ===========  ==========

Diluted income (loss) per share:
  Before extraordinary item..............  $      0.46  $      0.09  $    (0.08)
  Extraordinary item.....................           --           --       (0.03)
                                           -----------  -----------  ----------
  Net income (loss)......................  $      0.46  $      0.09  $    (0.11)
                                           ===========  ===========  ==========

Shares used in basic per
 share calculation.......................    8,623,513    8,554,938   8,554,938
                                           ===========  ===========  ==========

Shares used in diluted per
  share calculation......................   14,167,378   13,187,119   8,554,938
                                           ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000s)


                                                              Year Ended December 31,
                                                        ------------------------------------
                                                          2000           1999         1998
                                                        --------       --------     --------
Cash flows from operating activities:
   Net income (loss)..............................      $  6,521        $  1,151     $    (976)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization...............         2,141           2,696         2,657
      Loss on early extinguishment of debt........            --              --           264
      Charge for non-employee options.............             4              15            --
      Provision for deferred income taxes.........            (5)             --            --
      Provision for bad debts.....................           139             370           159
      Minority interest...........................           158              87            54
      Interest expense............................           642              --            --
Changes in operating assets and liabilities
  net of effects from acquisitions:
    Increase in assets:
      Accounts receivable.........................          (432)           (518)         (110)
      Other assets................................          (407)           (145)         (676)
    Increase (decrease) in liabilities:
      Accounts payable, accrued expenses and
      other liabilities...........................         1,583             859          (849)
                                                        --------        --------     ---------
Net cash provided by
 operating activities.............................        10,344           4,515           523

Cash flows from investing activities:
 Purchase of property and equipment...............        (1,412)         (1,405)         (862)
                                                        --------        --------     ---------
Net cash used in investing activities.............        (1,412)         (1,405)         (862)

Cash flows from financing activities:
 Proceeds from long-term borrowing................            --              --        12,292
 Proceeds from sale of stock......................           130              --            --
 Reduction of long-term debt and
    financing obligation..........................          (128)           (150)      (11,939)
                                                        --------        --------     ---------
Net cash provided by (used in) financing
 activities.......................................             2            (150)          353
                                                        --------        --------     ---------

Net increase in cash and equivalents..............         8,934           2,960            14

Cash and equivalents, beginning of year...........         3,803             843           829
                                                        --------        --------     ---------

Cash and equivalents, end of year.................      $ 12,737        $  3,803     $     843
                                                        ========        ========     =========

   The accompanying notes are an integral part of these financial statements.

                       NEXTHEALTH, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (000s, except share amounts)


                                                                                                Total
                                              Common Stock         Additional                   Stock-
                                         ------------------------   Paid-in     (Accumulated    holders'
                                            Cost        Shares      Capital       Deficit)      Equity
                                         ----------    ----------  --------      -----------  -----------
Balance at January 1, 1998                    $  86     8,554,938   $47,997         $(26,278)    $21,805

Net loss for the year                            --            --        --             (976)       (976)
                                              -----  ------------   -------         --------     -------

Balance at December 31, 1998                     86     8,554,938    47,997          (27,254)     20,829

Net income for the year                          --            --        --            1,151       1,151

Issuance of non-employee
 vested options                                  --            --        15              --           15
                                              -----  ------------   -------         --------     -------

Balance at December 31, 1999                     86     8,554,938    48,012          (26,103)     21,995

Net income for the year                          --            --        --            6,521       6,521

Sale of Common Stock                             --        68,575       130               --         130

Issuance of non-employee
 vested options                                  --            --         4               --           4
                                              -----  ------------   -------         --------     -------

Balance at December 31, 2000                    $86     8,623,513   $48,146         $(19,582)    $28,650
                                              =====  ============   =======         ========    ========


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

     Net Income (Loss) Per Share

The following table sets forth the components of the share figure used in the computation of basic and diluted earnings per share:


                                               2000        1999       1998
                                            ----------  ----------  ---------
          Basic:
            Weighted average shares.......   8,623,513   8,554,938  8,554,938

          Effect of dilutive securities:
            Stock options.................     328,345      25,681         --
            Preferred stock...............   4,606,500   4,606,500         --
            Warrants......................     609,020          --         --
                                            ----------  ----------  ---------
          Diluted Shares..................  14,167,378  13,187,119  8,554,938
                                            ==========  ==========  =========

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

  Reclassifications

The consolidated financial statements for prior years reflect certain reclassifications to conform with the classifications adopted in 2000.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 are as follows:


                                               2000     1999
                                             -------  -------
Land and improvements......................  $ 3,413  $ 2,930
Buildings and improvements.................   35,871   36,210
Furniture and equipment....................   11,211   10,127
                                             -------  -------

Total property and equipment...............   50,495   49,267

Less: accumulated depreciation
 and amortization..........................   17,624   15,940
                                             -------  -------
Total property and
 equipment, net............................  $32,871  $33,327
                                             =======  =======

ACCRUED EXPENSES AND OTHER LIABILITIES

At December 31, 2000 and 1999, accrued expenses and other liabilities were comprised of the following:

                                              2000     1999
                                             -------  -------
Payroll and related taxes..................  $   905  $   734
Professional fees..........................      314       60
Deposits and patient refunds...............    2,362    1,580
Reimbursement liability....................    1,573    1,018
Current portion of financing obligation....      108       99
Other......................................      546      344
                                             -------  -------
Total accrued expenses and
  other liabilities........................  $ 5,808  $ 3,835
                                             =======  =======

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (000s, except share and per share amounts)
                               December 31, 2000

LONG-TERM DEBT AND FINANCING OBLIGATION

Long-term debt and financing obligation at December 31, 2000 and 1999 are as follows:

                                                2000     1999
                                               -------  -------
Secured debt, interest rate of 30-day LIBOR
 + 4%, matures September 1, 2001.............  $12,292  $12,292
Financing obligation.........................      380      495
Other........................................       23       36
                                               -------  -------
                                                12,695   12,823
Less: current portion........................      108       99
                                               -------  -------
Total long-term debt and financing
  obligation.................................  $12,587  $12,724
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

In December 1994, the Company sold a facility for $1,000 (the facility's appraised value) to ODE, L.L.C., an entity controlled by the Chairman of the Company's Board of Directors. The Company simultaneously leased this facility for a term of seven years, at an annual cost of $150, payable in quarterly installments. This transaction has been accounted for as a financing as a result of the Company's continuing involvement with the facility. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (000s, except share and per share amounts)
                               December 31, 2000

with successive 10-year option renewals ("Renewal Options"), will coincide with the State Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the Buildings. The first Renewal Option commenced in March, 2001 and the annual rent increased to an agreed upon fair market rental of $500 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

Future maturities of long-term debt and financing obligation at December 31, 2000 are as follows:

2001............................  $   108
2002............................   12,432
2003............................      155
                                  -------
                                  $12,695
                                 ========

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

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (000s, except share and per share amounts)
                               December 31, 2000

Information about the Company's operations in different business segments for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                             Corporate
                                                Health &       and
2000                              Treatment     Leisure     Other Items   Consolidated
-------------------------------  ----------  ------------  ------------- --------------
Total revenue..................   $ 21,970      $ 19,277       $     45      $41,292
Income (loss) before
 income tax benefit............      8,200         1,058         (2,592)       6,666
Identifiable assets............     14,166        32,896          1,722       48,784
Capital expenditures and
 intersegment transfers, net...        860           560             (8)       1,412
Depreciation & amortization
 expense.......................        377         1,748             16        2,141
Interest expense...............        852           483            643        1,978

1999
-------------------------------
Total revenue..................   $ 16,842      $ 13,464       $     44      $30,350
Income (loss) before
 income tax benefit............      4,924        (2,604)        (1,169)       1,151
Identifiable assets............      7,372        30,646          1,813       39,831
Capital expenditures and
 intersegment transfers, net...      1,053           380            (28)       1,405
Depreciation & amortization
 expense.......................        334         2,344             18        2,696
Interest expense...............        772           435              4        1,211

1998
-------------------------------
Total revenue..................   $ 13,904      $ 12,194       $    186      $26,284
Income (loss) before
 extraordinary item............      3,801        (2,541)        (1,972)        (712)
Extraordinary item.............         --            --           (264)        (264)
Net income (loss)..............      3,801        (2,541)        (2,236)        (976)
Identifiable assets............      4,111        32,129          1,575       37,815
Capital expenditures and
  intersegment transfers, net..     (1,878)        4,370         (1,630)         862
Depreciation & amortization
 expense.......................        325         2,092            175        2,592
Interest expense...............        308           165            876        1,349

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

As part of the transactions surrounding the Apollo Loan and the issuance of the Series A Preferred Stock to APNH, APNH and Apollo were issued warrants to purchase 100,000 shares and 500,000 shares, respectively, at an exercise price of $1.50 per share (the "Warrants"). Pursuant to their terms, the exercise price of the Warrants was recently reduced to $1.00 per share and the number of shares of Common Stock issuable on exercise of the Warrants increased to 150,000 and 750,000, respectively. These warrants are exercisable through November 13, 2006. The fair value of the warrants at issuance date was credited to additional paid-in capital.

Stock Option Plans

At December 31, 2000, 1,993,000 shares of common stock were reserved for the exercise of options under the Company's 1992 and 1990 stock option plans. The 1990 employee stock option plan expired in October 2000. No additional option shares may be issued from this plan. Options to purchase shares of common stock are granted with an exercise price equal to or greater than the fair market value on the dates of grant, and are exercisable over periods ranging from three to ten years. Options may be exercised in installments generally commencing one year

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (000s, except share and per share amounts)


December 31, 2000 after the dates of grant. All options become fully vested upon the acquisition of the Company or a merger in which the Company is not the surviving entity.

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

                           2000     1999       1998
                          ------   ------     ------
Net Income (loss):
  As reported..........   $6,521   $1,151     $  (976)
  Pro forma............    6,416      918      (1,142)

Basic income (loss)
 per share:
  As reported..........   $ 0.76   $ 0.13     $ (0.11)
  Pro forma............     0.74     0.11       (0.13)

Diluted income (loss)
 per share:
  As reported..........   $ 0.46   $ 0.09     $ (0.11)
  Pro forma............     0.46     0.07       (0.13)

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (000s, except share and per share amounts)
                               December 31, 2000


The following table summarizes the cumulative activity under the Company's stock option plans:


                                   Options            Fully           Option Price       Weighted Avg.
                                  Outstanding     Vested Options    Range (Per Share)    Exercise Price
                                ---------------  -----------------  -----------------    --------------
Balance at January 1, 1998           1,154,709            936,812      $1.25  -   $6.00        $3.57
Granted                                238,300                          1.00  -   2.00          1.31
Canceled                              (309,584)                         1.25  -   6.00          3.29
Exercised                                   --                                      --            --
                                     ---------         ----------       --------------         -----

Balance at December 31, 1998         1,083,425            898,972       1.00  -   6.00          3.15
Granted                                326,250                          1.00  -   1.50          1.38
Canceled                               (61,350)                         1.00  -   5.75          2.77
Exercised                                   --                                -                   --
                                     ---------         ----------       --------------         -----

Balance at December 31, 1999         1,348,325          1,069,303       1.00  -   6.00          2.74
Granted                                 92,500                          1.34  -   3.75          2.03
Canceled                              (139,950)                         1.00  -   4.88          3.47
Exercised                              (68,575)                         1.00  -   3.25          1.91
                                     ---------         ----------       --------------         -----

Balance at December 31, 2000         1,232,300          1,078,890       $1.00 -  $6.00         $2.65
                                     =========          =========       ==============         =====

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

The components of the income tax provision are as follows:


                      Years ended December 31,
                        2000    1999    1998
                       -----  ------  ------
    Current:
         Federal       $ 125  $ --    $ --
         State            20    --      --

    Deferred           $  --  $ --    $ --
                       -----  ------  ------
                       $ 145  $ --    $ --
                       =====  ======  ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets, all noncurrent, at December 31, 2000 and 1999 are as follows:



                                             2000       1999
                                           --------   --------
Capitalized business expansion costs.....  $     38   $    547
Tax basis of fixed assets in excess of
 book basis..............................     1,553      1,726
Non-deductible reserves..................       408        551
Accrued interest.........................       257         --
State net operating loss carryforward....     1,090      1,439
Federal net operating loss carryforward..     6,992      8,192
Minimum tax credit.......................       383        258
Other, net...............................        --         45
                                           --------   --------
Total deferred tax assets................    10,721     12,758
Valuation allowance......................   (10,721)   (12,758)
                                           --------   --------

Net deferred tax assets..................  $     --   $     --
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

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (000s, except share and per share amounts)
                               December 31, 2000

The differences between the income tax benefit at the statutory rate and the actual income tax benefit is as follows:

                                              2000       1999     1998
                                             ------     ------   ------
Federal tax expense at the statutory rate..   34.0 %    34.0 %    (34.0)%
State taxes................................    0.4        --         --
AMT........................................    1.9        --         --
Utilization of net operating losses........  (34.0)    (34.0)      34.0
                                             -----     ------    ------

 Effective income tax rate.................    2.3  %   0.0 %      0.0 %
                                             =====     =====     ======

Federal income tax payments of $120 and $30 were made during the years ending December 31, 2000 and 1999, respectively. No payments were made in the year ending December 31, 1998.

OPERATING LEASES

The Company leases land, vehicles and equipment under operating leases. Future annual minimum lease payments under noncancelable operating leases at December 31, 2000, are as follows:

     2001          $   287
     2002              284
     2003              278
     2004              294
     2005              290
     Thereafter     13,768
                   -------
                   $15,201
                   =======

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table summarizes certain quarterly financial data:


                                               Income
                                                (Loss)                Net Income (loss)
                                                Before       Net        Per Share of
                        Total    Operating     Income       Income      Common Stock
                       Revenue   Expenses        Tax        (Loss)     Basic   Diluted
                       --------  ---------  -------------  ---------  -------  --------
2000 Quarter ended:
    March 31.........  $10,770      $8,176        $2,594     $2,594   $ 0.30   $  0.18
    June 30..........   10,518       8,266         2,252      2,155     0.25      0.15
    September 30.....    9,403       8,499           904        886     0.10      0.06
    December 31......   10,601       9,685           916        886     0.10      0.06

1999 Quarter ended:
    March 31.........  $ 8,137      $7,161        $  976     $  976   $ 0.11   $  0.07
    June 30..........    7,627       7,226           401        401     0.05      0.03
    September 30.....    6,650       7,079          (429)      (429)   (0.05)    (0.05)
    December 31......    7,936       7,733           203        203     0.02      0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of the company currently consists of four persons elected by the holders of Common Stock (including the holder of the Series A Preferred Stock voting on as "as converted" basis) ("Common Directors") and three persons elected by the holder of the Series A Preferred Stock ("Preferred Directors").

Common Directors of the Company are:

William T. O'Donnell, Jr.
Director Since:  1984
Term Expires:  2001
Age:  52

Mr. O'Donnell is Chairman of the Board and Chief Executive Officer of the Company. He has been the Chairman of the Board since 1984 and was, until year-end 1994, also the Company's Chief Executive Officer. He became Chief Executive Officer again in November 1996. From February 1984 until February 1993, Mr. O'Donnell held and he currently holds the title of President. Mr. O'Donnell is the Managing Director of ODE, LLC, of Chicago, Illinois an investment and development company. Previously, Mr. O'Donnell was employed by Bally Manufacturing Corporation from 1971 to 1983 in various marketing and corporate positions. He served as President of two major divisions and was a corporate Vice President of Bally. Mr. O'Donnell is a member of the Committee to Advance the Center for Alcohol and Addiction Studies at Brown University. He is an honorary board member of the National Association of Children of Alcoholics (NACOA). Mr. O'Donnell received his Bachelor of Arts degree from Brown University in 1971 and a Master of Management degree from the Kellogg Graduate School of Management at Northwestern University in 1978.

Stephen L. Berger, Esq.
Director Since:  1996
Term Expires:  2001
Age:  56

Mr. Berger is a partner with the Chicago law firm of Neal, Gerber & Eisenberg. From 1985 to 1989, Mr. Berger was a Senior Vice President in the hotel group at VMS Realty Partners, a Chicago investment firm. During such time, he was actively engaged in the acquisition and operation of hotel and resort properties. Mr. Berger specializes in real estate matters and, in particular, hotels and resorts. Prior to 1985, Mr. Berger was a partner in the Chicago law firm of Friedman & Koven in the real estate practice area. Mr. Berger received a B.A. in history from the University of Illinois and a JD from Chicago Kent College of Law.

George L. Ruff
Director Since:  1996
Term Expires:  2002
Age:  51

Mr. Ruff is the Chief Executive Officer of Trinity Investment Trust, L.L.C., a company which he co-founded in 1995 to invest in real estate opportunities in Japan, Hawaii and the hospitality industry. Mr. Ruff is also Chairman and Chief Executive Officer of Fall Creek Partners, Inc., of Chicago, Illinois, a company founded by him in 1993 to provide investment advisory and asset management services to the hospitality industry. Prior to 1993, Mr. Ruff's investment activities included the acquisition and reorganization of Amtrade International Bank. During the period from 1990-1992, Mr. Ruff was a Partner and Executive Vice President-Real Estate for the Ritz Carlton Hotel Company, during which time he was responsible for determining and implementing Ritz's national and international expansion strategy. During his tenure, Ritz grew from 14 to 25 hotels. In 1987, Mr. Ruff co-founded Ruff, Callaghan & Hemmeter Company, a Chicago based partnership formed to acquire, develop, finance, renovate, asset manage and dispose of major hotel properties in the United States and abroad. In 1983, Mr. Ruff co-founded the VMS Hotel Division, an autonomous partnership within VMS which acquired some 54 hotels and resorts prior to his founding

Ruff, Callaghan & Hemmeter in 1987. Prior to 1983, Mr. Ruff had been Executive Vice President and Director of Operations for Seymour N. Logan Associates, Inc. During his 10 years with the firm, he oversaw its portfolio of commercial and hotel real estate. Mr. Ruff is a cum laude graduate of DePaul University, and is a Certified Public Accountant.

Neil E. Jenkins, Esq.
Director Since:  1994
Term Expires:  2003
Age:  51

Mr. Jenkins currently serves as Corporate Secretary and Corporate Counsel to Lawson Products, Inc., located in Des Plaines, Illinois, which is a publicly traded corporation listed on Nasdaq. Prior to joining Lawson Products, Mr. Jenkins was a business consultant and operator of a golf tour and travel business in Chicago. From 1993 to 1996, Mr. Jenkins was Executive Vice President and Secretary and a member of the Board of Bally Gaming International, Inc. Mr. Jenkins served as Vice President, Secretary and General Counsel of Bally Manufacturing Corporation from 1985 through 1992. Mr. Jenkins graduated from Brown University and the Loyola University School of Law in 1971 and 1980, respectively.

Preferred Directors

The holders of Series A Preferred Stock, as a class, are entitled to elect three directors to the Company's Board of Directors who serve at the will of the holder of Series A Preferred Stock. The Series A Preferred Stock is currently held by an affiliate of Apollo Real Estate Advisors. The following are the Preferred Directors of the Company:

Lee S. Neibart
Director Since:  1996
Age:  50

Mr. Neibart has been a partner with Apollo since 1994. Apollo acts as managing general partner of the Apollo Real Estate Investment Fund ("Apollo Real Estate") and the Apollo Investment Fund ("Apollo Investment"), three private investment funds with investment parameters ranging from direct and indirect real property interests, to public and private debt securities and bank and mortgage debt and to public and private equity investments. Prior to 1993, Mr. Neibart was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development/management firm based in Westchester County, New York. Mr. Neibart is a director of Roland International, Inc., and Koger Equity, Inc. Mr. Neibart holds a BA in Real Estate from the University of Wisconsin and an MBA from New York University. He is also the past President of the New York Chapter of the NAIOP.

Michael L. Ashner
Director Since:  1997
Age:  48

Since 1995, Mr. Ashner has been President and CEO of Winthrop Financial Associates, a real estate investment banking firm affiliated with Apollo Real Estate. From 1984 to 1995, Mr. Ashner was President and a Principal of National Property Investors, a real estate investment banking firm also affiliated with Apollo Real Estate. Mr. Ashner is a director of NBTY, Inc., Interstate Hotel Corporation, Greate Bay Hotel & Casino Co., Inc., and Burnham Pacific Properties, Inc. Mr. Ashner has an AB in philosophy and government from Cornell University and a JD from the University of Miami School of Law.

Alfred C. Trivilino
Director Since:  1996
Age:  37

Mr. Trivilino has been associated with Apollo since 1995, currently with responsibilities for new investments and investment management and initially as a Vice President of Winthrop Financial Associates, L.P., a subsidiary of the Apollo Real Estate Investment Funds. Prior to 1995, Mr. Trivilino specialized in mergers and acquisitions at Victor Capital Group, a New York based real estate merchant banking firm. From 1988 to 1993, Mr. Trivilino was Manager of Treasury Services at Pearson, Inc., a multi-national holding company. Mr. Trivilino began his career at Lazard Freres & Co., a leading New York based investment bank, where he was involved in corporate finance and mergers and acquisitions. Mr. Trivilino is a director of American Property Management Inc., an owner and operator of three and four star hospitality properties, and Divine Tower International Corporation, a leading wireless infrastructure provisioning company. Mr. Trivilino holds a BS in Finance from St. Johns University and has completed graduate work at Fordham University.

Officers and Principal Executives

Listed below are the names and ages of each of the officers and principal executives of the Company together with the principal positions and offices with the Company (or its subsidiaries) held by each:


NAME                            AGE  POSITION
----                            ---  --------
William T. O'Donnell, Jr.        52  Chairman of the Board, President and Chief
                                       Executive Officer*
Joseph A. DeNucci                48  Executive Vice President of NextHealth, Inc. and
                                       General Manager of Miraval
Loree Thompson                   37  Chief Financial Officer
Bertha B. Kenny                  52  Corporate Secretary
Keith P. Arnold                  38  Director of Corporate Marketing
                                       and Communications
James W. Griffis                 56  Executive Director of Sierra Tucson

*Mr. O'Donnell is serving as the Company's Chief Executive Officer on a part time basis pursuant to a Consulting Agreement with ODE, LLC, an Illinois limited liability company controlled by Mr. O'Donnell.

William T. O'Donnell, Jr.  See Directors' biographical material above.

Joseph A. DeNucci.   Mr. DeNucci was named Executive Vice President of
NextHealth, Inc. in June 2000. In this capacity, he oversees operations for NextHealth and its subsidiary companies, Sierra Tucson and Miraval. Mr. DeNucci first joined the Company as General Manager of Miraval in February 1999, and he continues to serve in that capacity. Prior to joining the Company, and since January 1995, Mr. DeNucci was owner and President of DeNucci & Associates, a behavioral health and integrative medicine healthcare consulting firm located in Florida. In addition, during the same time frame, Mr. DeNucci served as Chief Operating Officer of ProCare Health Management, Inc., a company specializing in contract management and program implementation arrangements with behavioral and med-surge companies. From 1992 to 1995, Mr. DeNucci served as Senior Vice President of Operations for Comprehensive Addiction Programs (CAP), a behavioral health and nursing home company on the east coast. Mr. DeNucci received his Bachelor's degree from Sienna College in Albany, New York.

Loree Thompson. Ms. Thompson is currently the Chief Financial Officer of the Company and has been serving in that capacity since November 1996. Ms. Thompson first joined the Company in October 1992 and held various positions including Controller and Director of MIS. Prior to joining the Company she was employed by Community Care Network in various financial and systems management roles. Previously, Ms. Thompson worked for Ernst & Young in Phoenix, Arizona. Ms. Thompson is a Certified Public Accountant and received her Bachelor of Science degree as a cum laude graduate in Accounting and Management Information Systems in 1987 from the University of Arizona.

Bertha B. Kenny. Ms. Kenny has been the Corporate Secretary of the Company since May 1996. In addition to her Corporate Secretary duties, Ms. Kenny also serves as Director of Administration. She joined the Company in December 1990 and has held various positions including Assistant to the President. Before joining the Company, Ms. Kenny was part of the start-up team for the Greater Tucson Economic Council. Prior to that, she was employed as an Administration Analyst for the IBM Corporation in Tucson. She attended Pima Community College and Northern Arizona University.

Keith P. Arnold. Mr. Arnold was named Director of Corporate Marketing and Communications in June 2000. In this capacity, he oversees marketing, investor relations and internet strategies for NextHealth, Inc. and its subsidiary companies, Sierra Tucson and Miraval. Mr. Arnold continues to serve as Director of Marketing for Sierra Tucson, a position he has held since 1995. Prior to joining the Company, Mr. Arnold served as Director of Client Services for ExecuTrak Systems, an international management consulting firm focusing on organizational dynamics/realignments, corporate culture change, merger and acquisition integration, team building, strategic planning and marketing. Mr. Arnold received a Bachelor's degree in Psychology from Rollins College, Winter Park, Florida in 1985 with post-graduate work at Boston College.

James W. Griffis. Mr. Griffis was named Executive Director of Sierra Tucson in December 2000. Prior to joining the Company and from February 1996, Mr. Griffis was a certified psychology teacher with the Duval County School Board in Jacksonville, Florida. Prior to that, he served as Executive Director of Twelve Oaks Hospital in Navarre, Florida, and from 1991 to 1993 he served as Executive Director of Bradford Treatment Center in Madison, Alabama. As a career Navy man, he was heavily involved in the Alcohol Treatment Program in San Diego, California. Upon retirement from the Navy in 1986, he was an Employee Assistance Professional with Crowley Maritime Corporation in Jacksonville, Florida. Mr. Griffis received both his Bachelors degree in Behavioral Science and his Masters degree in Human Behavior from National University, San Diego, CA.

Involvement in Certain Legal Proceedings

Not applicable


Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company has adopted procedures to assist its officers and directors in complying with Section 16(a) of the Exchange Act, which includes assisting the officer or director in preparing forms for filing. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with for the 2000 fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual and long term compensation for services rendered in all capacities to the Company during the three fiscal years ended December 31, 2000 of (i) the Chief Executive Officer, Mr. O'Donnell, and (ii) the other Executive Officers of the Company whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                  Compensation
                                                        Annual Compensation       -------------
                                                     ----------------------------  Securities
                                                                   Other           Underlying
                                                                   Annual            Option      All Other
                                 Fiscal    Salary       Bonus     Compensation(1)    Awards     Compensation
Name and Principal Position       Year       ($)         ($)          ($)             (#)           ($)
-------------------------------  ------  ----------  -----------  ---------------  ----------  -------------
William T. O'Donnell, Jr.,(2)      2000        -0-          -0-              -0-       8,500         262,000
President & Chief                  1999        -0-          -0-              -0-       8,500         167,000
Executive Officer                  1998        -0-          -0-              -0-       8,500         120,500

Joseph A. DeNucci(3)               2000    146,717      175,000              -0-         -0-             932
Exec. Vice President &             1999    113,313       35,000              -0-     165,000             688
Miraval General Manager

Loree Thompson(4)                  2000     79,332       50,000              -0-         -0-          53,190
Chief Financial Officer

Keith P. Arnold(5)                 2000    107,539       15,500              -0-      30,000           4,528
Director of Corp.
Marketing & Communications

(1) This column includes information relating to other annual compensation not included under the columns labeled "Salary" and "Bonus" to the extent that it exceeds $50,000 or 10% of the sum of such columns.
(2) Mr. O'Donnell is not an employee of the Company. He became the Chief Executive Officer in November 1996, pursuant to a Consulting Agreement between the Company and ODE, LLC, an Illinois limited liability company ("ODE") controlled by Mr. O'Donnell. Mr. O'Donnell had been the Chief Executive Officer of the Company from the formation of the Company until January 1, 1995. In December 1998, the Board of Directors authorized a bonus of $100,000 to ODE for Mr. O'Donnell's services in 1997 and 1998. In November 1999, the Board of Directors authorized a bonus of $100,000 to ODE for Mr. O'Donnell's services in 1999. In December 2000, the Board of Directors authorized a bonus of $200,000 to ODE for Mr. O'Donnell's services in 2000. Amounts shown in the "All Other Compensation" column include the consulting fees and bonuses paid to ODE, but do not include the Director fees paid to Mr. O'Donnell.
(3) Mr. DeNucci became General Manager of Miraval in February 1999. In June 2000, he was appointed Executive Vice President of NextHealth, Inc. The Company paid an annual premium of $688 on a term life insurance policy for Mr. DeNucci in 1999 and $932 in 2000.
(4) Ms. Thompson became Chief Financial Officer of NextHealth, Inc. on a full-time employee basis in May 2000. Amounts shown in the "All Other Compensation" column include fees paid to Ms. Thompson in 2000 for her consulting role as acting Chief Financial Officer of the Company. The Company paid a premium of $121 on a term life insurance policy and $3,125 in 401(k) matching funds on behalf of Ms. Thompson in 2000.
(5) Mr. Arnold became Director of Corporate Marketing and Communications in June 2000. The Company paid an annual premium of $691 on a term life insurance policy and $3,837 in 401(k) matching funds on behalf of Mr. Arnold in 2000.

Option Grants

The following table provides information on option grants in 2000 to the Named Executive Officers.


                                                                                      Potential Realizable
                                             Individual                                  Value at Assumed
                                               Grants                                  Annual Rates of Stock
                                           Percentage of      Present                    Price Appreciation
                                Options    Total Options     Exercise                    for Option Term(4)
          Name                  Granted      Granted in        Price       Expiration
                                  (#)       Fiscal Year(3)   ($/Share)        Date         5%          10%
                                                                              ($)         ($)          ($)
------------------------------  -------    ---------------   ---------     ----------  ---------   ---------
William T. O'Donnell, Jr.(1)      8,500           18.68%       $1.34           (1)    $ 7,163     $ 18,153

Keith P. Arnold(2)               30,000           65.93%          (2)          (2)    $28,417     $100,781

(1) Mr. O'Donnell received options on January 3, 2000, pursuant to the Company's Non-Employee Directors Stock Option Plan. Under the terms of that plan, such options are fully vested at the time of grant and expire one year following the date on which Mr. O'Donnell ceases to be a Director.
(2) Mr. Arnold was granted 15,000 options on June 30, 2000 priced at $2.50 per share. These options vest over a four-year period. On June 30, 2000, he was granted an additional 15,000 options priced at $3.75 per share. These options were fully vested at the date of grant. All such options expire 10 years from the date of grant or 30 days after Mr. Arnold ceases to be an employee of the Company, whichever comes first.
(3) The Company granted options representing 45,500 shares to employees and Named Executive Officers in fiscal 2000.
(4) The assumed rates of appreciation in this table were set by the SEC and are not intended to predict appreciation of the Company's common stock prices. If the stock price does not increase above the exercise price, the options will be valueless.

Aggregated Option Exercises and Fiscal Year-end Option Value Table

The following table provides information on the value of the Named Executive Officers' unexercised options at December 31, 2000. There were no option exercises by such officers in 2000.


                                  Number of Unexercised        Value of Unexercised
                                         Options               In-the-Money Options
                                At Fiscal Year End (#)(1)     At Fiscal Year End(2)
           Name                 Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------------  -----------  -------------  -----------  -------------
William T. O'Donnell, Jr.(3)        127,000            -0-     $100,265            -0-

Joseph A. DeNucci                    53,750        111,250     $106,781       $220,594

Loree Thompson                       83,500            -0-     $106,485            -0-

Keith Arnold                         26,375         20,625     $  7,516       $ 23,922

(1)  The numbers reflect options accumulated since October 1989.
(2) Fiscal year ended December 31, 2000. The closing price of the Company's common stock on that day on The Nasdaq Stock Market was $3.375.
(3) At December 31, 2000, Mr. O'Donnell held 52,000 options granted to him pursuant to the Company's Non-Employee Directors Stock Option Plan. Under the terms of that plan, such options are fully vested at the time of grant. He also held 75,000 options granted to him on January 20, 1995, pursuant to the Company's 1992 Stock Option Plan. Under the terms of that plan, all such options were vested and exercisable at December 31, 2000.

Compensation of Directors

Directors (Common and Preferred) who are not employees of the Company ("Outside Directors"), other than the Chairman, each receive a fee of $12,500 per year and $1,000 per meeting (Board or Committee) day attended, plus reimbursement of reasonable expenses. The Chairman of the Board receives a fee of $20,000 per year. In addition, a Non-Employee Directors Stock Option Plan (the "Plan") provides for the automatic granting of options to acquire shares of the Company's Common Stock to Outside Directors. The Company has reserved 600,000 shares of Common Stock for this purpose. In 2000, each Outside Director received, pursuant to this Plan, an option to purchase 7,500 shares of Common Stock for his service on the Board of Directors plus an additional grant of options totaling 1,000 multiplied by the number of "Applicable Committees" of which such Outside Director is the Chairman. The Applicable Committees for purposes of the Plan in 2000 were the Company's Executive, Audit and Compensation Committees.

Each Outside Director receives options to purchase a like sum of shares of Common Stock on the first business day of each fiscal year of the Company. In addition, upon an Outside Director's initial election to the Board of Directors, such Outside Director receives the grant of an option to purchase 10,000 shares of Common Stock. All options granted pursuant to the Plan are fully vested at the time of grant and expire one year after a Director leaves office.

Employment Contracts and Termination of Employment and Change-in-control Arrangements

William T. O'Donnell, Jr., became the Company's Chief Executive Officer on November 15, 1996. He is currently serving in that capacity on a part-time basis pursuant to a Consulting Agreement between the Company and ODE, LLC, an Illinois limited liability company ("ODE") controlled by Mr. O'Donnell. ODE receives $1,000 per day for Mr. O'Donnell's services plus reimbursement of expenses. Because he is serving as a consultant on a part-time basis and is not an employee, Mr. O'Donnell receives compensation as a director and participates in the Non-Employee Directors Stock Option Plan (See "Compensation of Directors"). The Agreement is cancellable by either party on thirty days prior written notice.

Ms. Thompson is employed as the Chief Financial Officer of the Company pursuant to an Employment Agreement that expires on April 31, 2002. Pursuant to the terms of her Employment Agreement, in the event the Company terminates Ms. Thompson's employment without cause, the Company will pay her a lump sum amount equal to the greater of (i) total base salary remaining unpaid under the Agreement through its full term or (ii) the equivalent of six (6) month's Base Salary. Additionally, in March 2001, the Compensation Committee approved a minimum guaranteed bonus for 2001in the amount of $100,000 that will be payable on the earlier of January 10, 2002, or within 10 days from the occurrence of a change of control of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Decisions relating to compensation of the Company's executive officers are made by the Compensation Committee of the Board of Directors. The Compensation Committee's executive compensation policies are designed to articulate and define the Board's philosophy with respect to executive compensation (including the Named Executive Officers). The Board's objectives are to provide direct linkage between the total compensation program and the accomplishment of the Company's business strategies and Company performance. Furthermore, the Compensation Committee believes that a compensation program should enable the Company to attract, retain, and reward executive officers who contribute to the long-term success of the Company.

Since February 1993, the composition of the Compensation Committee has consisted entirely of Outside Directors. The Compensation Committee is empowered to provide oversight, set compensation and help formulate and approve compensation programs and to administer the Company's 1990 and 1992 Stock Option Plans.

Duties and Responsibilities

The specific responsibilities of the Compensation Committee consist of:

 . The development and approval of compensation policies and guidelines for the Company's executive officers. At this time, the phrase "executive officers" does not include the Chief Executive Officer but includes the other

   "executive officers" of the Company as that term is described in the rules of the Securities and Exchange Commission.

 . The formulation and approval of comprehensive compensation programs for the executive officers based upon a review of competitive industry practices and the Compensation Committee's compensation philosophies and policies.

 . The review of the performance of the executive officers against specified annual corporate and individual objectives and the making of any annual base salary adjustments or annual or long-term incentive awards. Overall, the intent is to have more emphasis on variable compensation components. The Committee believes this philosophy and program structure are in the best interests of the stockholders.

Compensation Philosophies

The Compensation Committee has attempted in the past to develop policies, guidelines, and programs relating to executive compensation which align the specific incentive components of compensation with measurable indicators of Company financial and strategically oriented performance indicators including earnings per share, gross revenues and attainment of budget projections. Other factors considered in making compensation decisions include individual performance and position accountabilities. In establishing total executive compensation, the Compensation Committee seeks to be competitive with other companies in the Company's industry peer group.

While the Compensation Committee believes that the Company's specific performance for 2000 represents a substantial improvement, it did not implement a formal incentive compensation plan for any Named Executive Officer; although it did acknowledge that improvement by awarding cash bonuses to senior management personnel. The Board of Directors awarded ODE a $200,000 cash bonus in recognition of Mr. O'Donnell's substantial contribution to the Company's improved performance. In making these awards, the Compensation Committee considered increased revenues, improved earnings and expense control efforts at Sierra Tucson and Miraval.

Components of Compensation

The Company's executive payment compensation program has generally consisted of three components: base salary, an annual incentive (bonus) payment, and long-term incentives (which consist of stock options). Executives (other than Mr. O'Donnell) also participate in various other benefit plans, including medical and 401(k) plans generally available to all employees of the Company. The Compensation Committee anticipates that it will return to a more formal executive compensation program as the operations of the Company become more established.

Base Salaries/Annual Cash Compensation

Historically, executive officer base salaries have been reviewed and set annually by the Compensation Committee based on such factors as the individual officer's level of responsibility, comparisons to similar companies in the industry, and the performance of the Company and individual executives.

Annual Incentive Compensation

In the past, the Compensation Committee has developed an annual incentive compensation plan for senior executives that was based upon the accomplishment of specific qualitative criteria and the achievement of established performance goals. Incentive Compensation based on the achievement of certain measurable performance goals are incorporated into Mr. DeNucci's Employment Agreement and Mr. Griffis' Employment Agreement. These goals are based upon the achievement of the budgeted gross operating profit for Miraval and Sierra Tucson, respectively.

For the reason discussed above, no executive incentive compensation program was established for 2000. Because the Company has been in transition in the development of its new line of business, no structured plan has existed due to the difficulty in establishing performance criteria. The Compensation Committee believes that operations have stabilized and will consider the establishment of a formalized performance-based plan for future years.

As discussed above, the Compensation Committee believes that the Company's performance for 2000 justified the payment of cash bonuses on a selective basis based on individual performance.

                             Compensation Committee
                             ----------------------
                           Neil E. Jenkins, Chairman
                           William T. O'Donnell, Jr.
                                Alfred Trivilino


Long-Term Incentives

The Company's long-term incentive compensation has typically taken the form of stock option grants. The Compensation Committee's position is that stock ownership by senior management is beneficial in aligning management's and stockholders' interests in the enhancement of share value.

Chief Executive Officer

Because Mr. O'Donnell is serving as Chief Executive Officer pursuant to a consulting agreement with ODE, LLC, the Compensation Committee has not considered or structured long or short-term incentive compensation plans for the position of Chief Executive Officer.

Section 162(m) of the Internal Revenue Code of 1986 as amended (the "Code"), adopted as part of the Revenue Reconciliation Act of 1993, generally limits to $1,000,000 the deduction that can be claimed by any publicly-held corporation for compensation paid to any "covered employee" in any taxable year beginning after December 31, 1993. Performance-based compensation is outside the scope of the $1,000,000 limitation and, hence, generally can be deducted by a publicly-held corporation without regard to amount; provided that, among other requirements, stockholder approval is obtained. The Compensation Committee believes that at the present time the compensation paid to any Named Executive Officers in a taxable year which is subject to the deduction limit will not exceed $1,000,000.

In general, it is the intent of the Compensation Committee to assure the deductibility to the Company of executive compensation whenever possible and consistent with operational policies.

                    COMPARISON CUMULATIVE PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total stockholder return on the Company's Common Stock, based on the market price of the Common Stock with the total return index of The Nasdaq Stock Market and the total return index of Nasdaq Health Services Companies.

                          TOTAL RETURN TO STOCKHOLDERS
                     (Assumes $100 investment on 12/31/95)

MEASUREMENT PERIOD                                         NASDAQ
(FISCAL YEAR COVERED)    NEXTHEALTH  HEALTH SERVICES  COMPOSITE (U.S.)
-----------------------  ----------  ---------------  ----------------
  12/29/95                   100.00           100.00           100.00
  12/31/96                    86.02            99.86           123.04
  12/31/97                    32.00           102.46           150.69
  12/31/98                    38.02            86.85           212.51
  12/31/99                    50.02            69.88           394.92
  12/29/00                   108.00            95.80           237.62

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 20, 2001, certain information with respect to the beneficial ownership of the Company's voting securities by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding voting securities; (ii) each director of the Company; (iii) the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group:


                                                   Amount and Nature of             Percent of
           Name                                    Beneficial Ownership                Class
           ----                                    --------------------                -----

                         Common Stock
                         ------------
AP NH LLC(1)                                                  6,077,075                 42.97%
Anam LLC(2)                                                   3,047,554                 22.73 +
William T. O'Donnell, Jr.(3)                                  2,821,417                 21.09 +
Steven M. Kolow(4)                                            1,057,100                  7.98 +
Joseph A. DeNucci(5)                                            153,750                  1.15 +
Loree Thompson(6)                                                83,500                    *
Neil E. Jenkins(7)                                               72,500                    *
George L. Ruff(8)                                                52,500                    *
Stephen L. Berger(9)                                             47,500                    *
Lee S. Neibart(10)                                               47,500                    *
Alfred C. Trivilino(10)                                          47,500                    *
Michael L. Ashner(10)                                            40,000                    *
Keith P. Arnold(11)                                              27,000                    *
Bertha Kenny(12)                                                 11,375                    *
All Executive Officers and
Directors as a Group(13)                                      3,404,542                 24.39

                       Series A Preferred Stock
                       ------------------------

AP NH LLC                                                        46,065                   100%

+Percentage calculations assume conversion of preferred stock.
*Represents less than one percent (1%) of the Company's outstanding voting stock.

(1) Includes shares issuable upon the conversion of Series A Preferred Stock into Common Stock in accordance with the Preferred Stock Series Designation (4,606,500) and upon exercise of warrants held by AP NH and an affiliate to purchase 900,000 shares of Common Stock. Apollo's address is c/o Apollo Real Estate Advisors, L.P., 1301 Avenue of the Americas, 38th Floor, New York, New York 10019.
(2) This "group" inlcudes Messrs. O'Donnell and Ruff. This information is based upon Amendment No. 1 to Anam's Schedule 13D dated April 19, 2001. Anam's address is c/o William T. O'Donnell, Jr., 144 Green Bay Road, Winnetka, IL 60093.
(3) Does not include 195,637 shares held in a trust, for the benefit of Mr. O'Donnell's children, and as to which Mr. O'Donnell disclaims any beneficial interest. Includes 500,000 shares held in the name of Mr. O'Donnell as voting trustee for the benefit of Beth O'Donnell as to which Mr. O'Donnell disclaims any beneficial interest. The shares of the BTM Trust and Beth O'Donnell are included in Anam's share ownership total. Includes options, which are exercisable within the next sixty (60) days, to purchase 75,000 shares granted pursuant to the Company's 1992 Stock Option Plan and 60,500 shares granted pursuant to the Company's 1993 Non-Employee Directors Stock Option Plan. Mr. O'Donnell is a member of Anam LLC, but these figures do not include security ownership of other members of Anam. Mr. O'Donnell's address is c/o ODE, LLC, 144 Green Bay, Winnetka, Illinois 60093.
(4) As of August 31, 2000, the address for Mr. Kolow was 5 Essex Drive, Wayland, Massachusetts 01778. This information is based on a Schedule 13G/A filing with the Securities and Exchange Commission dated August 31, 2000.

(5) Includes options, which are exercisable within the next sixty (60) days, to purchase 153,750 shares granted to Mr. DeNucci pursuant to the Company's 1990 and 1992 Stock Option Plan.
(6) Includes options, which are exercisable in the next sixty (60) days, to purchase 83,500 shares granted to Ms. Thompson pursuant to the Company's 1990 and 1992 Stock Option Plans.
(7) Includes options, which are exercisable in the next sixty (60) days, to purchase 68,500 shares granted to Mr. Jenkins pursuant to the Company's 1993 Non-Employee Directors Stock Option Plan.
(8) Includes options, which are exercisable in the next sixty (60) days, to purchase 52,500 shares granted to Mr. Ruff pursuant to the Company's 1993 Non-Employee Directors Stock Option Plan. Mr. Ruff is a member of ANAM LLC, but these figures do not include security ownership of other members of ANAM.
(9) Includes options, which are exercisable in the next sixty (60) days, to purchase 47,500 shares granted to Mr. Berger pursuant to the Company's 1993 Non-Employee Directors Stock Option Plan.
(10) Includes options, which are exercisable in the next sixty (60) days, to purchase 47,500 shares granted to Messrs. Neibart and Trivilino and 40,000 shares granted to Mr. Ashner pursuant to the Company's 1993 Non-Employee Directors Stock Option Plan. Does not include 4,606,500 shares of Common Stock represented by the 46,065 shares of Series A Preferred Stock held by AP NH or the 900,000 shares of Common Stock represented by warrants held by AP NH, as to which each of them disclaims any beneficial interest.
(11) Includes options, which are exercisable in the next sixty (60) days, to purchase 27,000 shares granted to Mr. Arnold pursuant to the Company's 1990 and 1992 Stock Option Plans.
(12) Includes options, which are exercisable in the next sixty (60) days, to purchase 11,375 shares granted to Ms. Kenny pursuant to the Company's 1990 and 1992 Stock Option Plans.
(13) Includes options, which are exercisable within the next sixty (60) days, to purchase 714,625 shares granted to members of this group pursuant to the Company's 1990 and 1992 and Non-Employee Directors Stock Option Plans.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1994 the Company engaged in a business transaction with ODE, LLC, a Limited Liability Company (the "Related LLC") owned by the Chairman of the Company's Board of Directors, then Chief Executive Officer and more than five percent (5%) stockholder, Mr. O'Donnell. The Company sold to and leased back from the Related LLC its closed Adolescent Center, which is located on approximately 160 acres of land leased from the State of Arizona ("State Land Lease"). Under these agreements, the Company sold its Adolescent Center to the Related LLC for the then appraised value of $1 million and simultaneously leased the buildings back from the Related LLC for seven years at an annual cost of $150,000 payable in quarterly installments. The lease granted the Company the option to repurchase the buildings or to renew the lease for an additional ten-year period.

The term of the Building Lease (with the renewal option) originally coincided with the term of the State Land Lease. In 1998, the State Land Lease was replaced with a land lease ("New Land Lease") having a 50-year term, and the operations of Sierra Tucson were moved into the facilities of the Adolescent Center. So as to provide continuity, the Company amended its lease for the buildings (the "Building Lease") with the Related LLC to provide for a lease term which, combined with successive 10-year option renewals ("Renewal Options"), coincides with the New Land Lease. The rent for each Renewal Option is subject to increase to the fair market rental of the buildings. The first Renewal Option commenced in March 2001, and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum. The annual rent for the buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal.

In accordance with the series designation for the Series A Preferred Stock (as amended by agreement between the Company and the holder of the Series A Preferred Stock), the Preferred Directors (Messrs. Neibart, Ashner and Trivilino) are elected by AP NH, LLC, a Delaware limited liability company ("APNH") as the holder of the outstanding Series A Preferred Stock. APNH is affiliated with AP LOM, LLC, a Delaware limited liability company ("Apollo Lender") which, on November 15, 1996, loaned the Company $8,090,000 ("Apollo Loan") at the same time as and as part of the related transaction by which APNH acquired its Series A Preferred Stock. In addition, the Company received a $5,000,000 standby commitment from the Apollo Lender subject to the Apollo Lender's good faith discretion and certain other conditions.

As part of the transactions surrounding the Apollo Loan and the issuance of the Series A Preferred Stock to APNH, APNH and Apollo were issued warrants to purchase 100,000 shares and 500,000 shares, respectively, at an exercise price of $1.50 per share (the "Warrants"). Pursuant to their terms, the exercise price of the Warrants was recently reduced to $1.00 per share and the number of shares of Common Stock issuable on exercise of the Warrants increased to 150,000 and 750,000, respectively.

On August 11, 1998, the Apollo loan was repaid as part of a $14 million debt refinancing loan agreement with Lehman Brothers Holdings Inc. ("Lehman Loan"). The Lehman Loan was made to the Company's two principal subsidiary entities and is partially guaranteed (to the extent of liability arising by reason of certain exclusions to the non-recourse provisions of the loan) by the Company and to a more limited extent by Apollo Real Estate Investment Fund II, L.P. ("Apollo"). Apollo, an affiliate of APNH, received a fee in the amount of $140,000 in consideration of its guarantee. The terms of the Apollo Loan and the Lehman Loan are described in more detail in the Notes to Consolidated Financial Statements entitled "Long-term Debt and Financing Obligation", included in this report.

The Company does not engage in any transactions with its officers, directors, or five percent (5%) stockholders or their affiliates unless the transaction is approved by a majority of the disinterested and independent directors of the Company after full disclosure or is on terms no less favorable to the Company than would be available from an unaffiliated third party.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

         (1)   Financial Statements:

               Reference is made to the listing on page 15 for a list of all financial statements filed as a part of this report.

         (2)   Financial Statement Schedules. The following financial statement
               -----------------------------
               schedules are required by Item 14(d). All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

               Schedule II.    Valuation and Qualifying Accounts

         (3)   Exhibits.  The following exhibits are incorporated by reference
               --------
               as indicated or are filed as part of this Annual Report on Form 10-K:

                                                                                                Sequentially
Exhibit                                                                                           Numbered
Number                                        Document                                               Page
------             ---------------------------------------------------------------              ---------------
  3.1              Certificate of Incorporation                                                            (1)

  3.2              Amended Restated By-Laws                                                                (5)

  4.1              Specimen Common Stock Certificate                                                       (1)

  4.2              Certificate of Designation, Preferences and Rights of the                              (11)
                   Convertible Preferred Stock, Series A and Cumulative Preferred Stock,
                   Series B of NextHealth, Inc.

10.26              Stock Bonus and Repurchase Agreement, dated November 18, 1988,                          (1)
                   between John H. Schmitz and Rita F. Schmitz and Sierra Tucson/Properties,
                   Inc., as amended on August 31, 1989

10.33              1989 Stock Option Plan                                                                  (1)

10.47              1990 Stock Option Plan                                                                  (2)

10.49              Commercial lease dated as of March 15, 1991, between the State                          (3)
                   of Arizona and Sierra Tucson AC, Inc., relating to lease of
                   Adolescent Care facility site

10.51              Form of Indemnity Agreement*                                                            (4)

10.53              1992 Stock Option Plan                                                                  (3)

10.54              Non-Employee Directors Stock Option Plan                                                (5)

10.56              Real Estate Sale Agreement and industrial Building Lease for                            (6)
                   Sierra Tucson AC, Inc. Adolescent Center dated December 28, 1994, and
                   December 29, 1994, respectively.

10.57              Onsite Training and Consulting, Inc. Stock Purchase Agreement                           (6)
                   dated January 13, 1995


10.58            Severance Agreement, General Release, Covenant Not to Sue                               (6)
                 between the Company and William T. O'Donnell, Jr., dated January 20, 1995

10.59            Elements of compensation - Wayne M. Morrison, Vice President/Chief                      (7)
                 Financial Officer

10.60            Note Payable between NextHealth, Inc. and Sundt Corporation                             (8)
                 dated April 10, 1996 (without exhibits)

10.61            Asset Purchase Agreement by and among NextHealth, Inc. and                              (8)
                 Hilton Head Health Institute, Inc. dated February 29, 1996 (without exhibits)

10.62            Amendment 1 to Note Payable between NextHealth, Inc. and Sundt                          (9)
                 Corporation dated June 28, 1996

10.63            Loan Agreement between NextHealth, Inc. and Mortgages, Ltd.                             (9)
                 dated June 25, 1996 (without exhibits)

10.64            Secured Promissory Note between NextHealth, Inc. and                                    (9)
                 Mortgages, Ltd. dated June 25, 1996

10.65            Deed of Trust, Assignment of Rents and Security Agreement                               (9)
                 between NextHealth, Inc. and Mortgages, Ltd. dated June 25, 1996

10.66            Security Agreement between Sierra Tucson, Inc. and Mortgages,                           (9)
                 Ltd. dated June 25, 1996 (without exhibits)

10.67            Security Agreement between Sierra Healthstyles, Inc. and                                (9)
                 Mortgages, Ltd. dated June 25, 1996 (without exhibits)

10.68            Guaranty between Sierra Tucson, Inc. and Mortgages, Ltd. dated                          (9)
                 June 25, 1996

10.69            Guaranty between Sierra Healthstyles, Inc. and Mortgages, Ltd.                          (9)
                 dated June 25, 1996

10.70            Asset Purchase Agreement between Sierra Tucson, Inc. and                               (10)
                 Soften Realty, LLC

10.71            Operating Agreement of Soften Realty, Inc. between NextHealth,                         (10)
                 Inc. and AP NH, LLC

10.72            Security Agreement between Sierra Tucson, Inc. and Soften                              (10)
                 Realty, LLC

10.73            Non-negotiable Security Promissory Note                                                (10)

10.74            Assumption agreement                                                                   (10)

10.75            Bill of Sale and Assignment between Sierra Tucson, Inc. and                            (10)
                 Soften Realty, LLC

10.76            Preferred Stock and Warrant Purchase Agreement between                                 (10)
                 NextHealth, Inc. and AP LOM LLC

10.77            Registration and Pre-emptive Rights Agreement between                                  (10)
                 NextHealth, Inc. and AP LOM LLC

10.78            Credit Agreement between NextHealth, Inc. and AP LOM LLC                               (10)

10.79            Pledge Agreement between NextHealth, Inc. and AP LOM LLC                               (10)


10.80            Term Note A between NextHealth, Inc. and AP LOM, LLC                                   (11)

10.81            Term Note B between NextHealth, Inc. and AP LOM, LLC                                   (11)

10.82            Warrant for 500,000 shares of Common Stock                                             (11)

10.83            Deed of Trust for the use and benefit of AP LOM, LLC                                   (11)

10.84            Guaranty made by NextHealth's subsidiaries                                             (11)

10.85            General Security Agreement among NextHealth's subsidiaries and                         (11)
                 AP LOM, LLC

10.86            Loan Agreement made by Sierra Health-Styles, Inc., and Sierra                          (12)
                 Tucson, LLC in favor of Lehman Brothers Holdings Inc.

10.87            Mortgage Note made by Sierra Health-Styles, Inc., and Sierra                           (12)
                 Tucson, LLC in favor of Lehman Brothers Holdings Inc.

10.88            Commercial long-term lease dated October 23, 1998, between the                         (13)
                 State of Arizona State Land Department and Sierra Tucson, L.L.C. relating to the Sierra Tucson site.

10.89            Amended and Restated First Amendment to Lease, dated March 15,                         (14)
                 2000, between ODE, L.L.C and Sierra Tucson, L.L.C. relating to the Sierra
                 Tucson buildings.

21.1             Subsidiaries                                                                            52

23.1             Consent of Ernst & Young LLP, Independent Auditors                                      53

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

(b)    Reports on Form 8-K.  Form 8-K dated April 18, 2001.
       -------------------

(c)    Exhibits Required by Item 601 of Regulation S-K.  See (a)(3) above.
       -----------------------------------------------

                                  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEXTHEALTH, INC.

Dated: April 27, 2001                 BY: /s/ William T. O'Donnell, Jr.
                                        ---------------------------------------
                                        WILLIAM T. O'DONNELL, JR.
                                        President and Chief Executive Officer

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


Signature                                            Capacity                               Date
---------                                            --------                               ----
/s/ William T. O'Donnell, Jr.                        Chairman of the Board of Directors     April 27, 2001
---------------------------------------------------  President and Chief Executive Officer
William T. O'Donnell, Jr.                            (Principal Executive Officer)


/s/ Neil E. Jenkins                                  Director                               April 27, 2001
---------------------------------------------------
Neil E. Jenkins


/s/ George L. Ruff                                   Director                               April 27, 2001
-----------------------------------
George L. Ruff


/s/ Stephen L. Berger                               Director                                April 27, 2001
--------------------------------
Stephen L. Berger


/s/ Lee S. Neibart                                  Director                                April 27, 2001
----------------------------------
Lee S. Neibart


/s/ Michael L. Ashner                               Director                                April 27, 2001
-------------------------------
Michael L. Ashner


/s/ Alfred Trivilino                                Director                                April 27, 2001
------------------------------------
Alfred Trivilino


/s/ Loree Thompson                                  (Chief Financial Officer)               April 27, 2001
-----------------------------
Loree Thompson

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    (000s)


           Column A               Column B     Column C     Column D   Column E
       ----------------         ------------  -----------  ----------  --------
                                               Additions
                                 Balance at   (Charged to             Balance at
                                Beginning of   Costs and                End of
         Description               Period      Expenses)   Deductions   Period
       ----------------         ------------  ----------   ----------  --------
Year ended December 31, 2000:           $358        $139         $108      $389
                                        ====        ====         ====      ====
 Allowance for doubtful
 accounts

Year ended December 31, 1999:
 Allowance for doubtful
 accounts                               $278        $370         $290      $358
                                        ====        ====         ====      ====

Year ended December 31, 1998:
 Allowance for doubtful
 accounts                               $348        $159         $229      $278
                                        ====        ====         ====      ====