Form 10-Q
period 2001-03-31
NEXTHEALTH INC
filed 2001-05-14
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the Transition Period from ___________ to ___________


                         Commission File Number: 0-17969
                                                ---------

                                NEXTHEALTH, INC.
                   ----------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   86-0589712
--------------------------------           ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona                        85739
----------------------------------------------                    ------------
(Address of Principal Executive Offices)                          (Zip Code)


                                 (520) 818-5800
       --------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


                                      N/A
       --------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

On May 1, 2001, there were 8,636,263 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 15 of all exhibits filed as a part of this report.

                               NEXTHEALTH, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

Part I - Financial Information                                                                          Page
------------------------------                                                                          ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December
             31, 2000.............................................................................       3

          Unaudited Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2000 .............................................................       4

          Unaudited Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2000 .............................................................       5

          Unaudited Consolidated Statements of Changes in Stockholders' Equity for the
             three months ended March 31, 2001 ...................................................       6

          Unaudited Notes to the Consolidated Financial Statements ...............................       7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations ..........................................................................       9


Part II - Other Information
---------------------------

Item 1.   Legal Proceedings ......................................................................      15

Item 4.   Submission of Matters to a Vote of Security Holders ....................................      15

Item 6.   Exhibits and Reports on Form 8-K .......................................................      15

Signatures .......................................................................................      16

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (000s, except share and per share amounts)

                                                                       March 31,   December 31,
                                                                          2001         2000
                                                                      ----------   -----------
                                                                      (Unaudited)
ASSETS
------
  Current Assets:
    Cash and equivalents ...........................................   $ 14,660      $ 12,737
    Accounts receivable, less allowance for doubtful accounts
       of $315 and $368, respectively ..............................      1,154         1,467
    Prepaid expenses ...............................................        782           701
    Other current assets ...........................................        709           708
                                                                       --------      --------
         Total current assets ......................................     17,305        15,613

  Property and equipment, net ......................................     32,713        32,871
  Long-term receivables, less allowance for doubtful accounts
      of $22 and $21, respectively .................................         66            64
  Intangible assets, less amortization of $581 and $527,
      respectively..................................................        160           214
  Other assets .....................................................         22            22
                                                                       --------      --------

         Total assets ..............................................   $ 50,266      $ 48,784
                                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities:
    Accounts payable, trade ........................................   $  1,040      $  1,192
    Accrued expenses and other liabilities .........................      4,596         5,808
                                                                       --------      --------
         Total current liabilities .................................      5,636         7,000

Long-term debt and financing obligation ............................     12,552        12,587
                                                                       --------      --------
         Total liabilities .........................................     18,188        19,587

Minority interest ..................................................        591           547

  Stockholders' Equity:
    Preferred stock - undesignated, $.01 par value, 3,924,979
      shares authorized, no shares outstanding .....................         --            --
    Preferred stock, Series A, $.01 par value, 46,065 shares
      authorized; 46,065 shares outstanding at March 31, 2001
      and December 31, 2000 ........................................         --            --
    Common stock, $.01 par value, 16,000,000 shares authorized;
      8,636,263 shares outstanding at March 31, 2001 and
      8,623,513 shares outstanding at December 31, 2000 ............         86            86
    Additional paid-in capital .....................................     48,165        48,146
    Accumulated deficit ............................................    (16,764)      (19,582)
                                                                       --------      --------

         Total stockholders' equity ................................     31,487        28,650
                                                                       --------      --------

         Total liabilities and stockholders' equity ................   $ 50,266      $ 48,784
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (000s, except share and per share amounts)
                                   (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                            ----------------------------
                                                2001           2000
                                            ------------  --------------
Revenue:
   Net operating revenue ...............    $    11,854   $    10,708
   Other revenue .......................            190            62
                                            -----------   -----------

         Total net revenue .............         12,044        10,770

Operating expenses:
   Salaries and related benefits........          4,394         3,960
   General and administrative ..........          3,646         3,196
   Depreciation and amortization                    531           695
   Interest expense ....................            311           325
   Investment loss .....................            288          --
                                            -----------   -----------

         Total operating expenses.......          9,170         8,176
                                            -----------   -----------

Income before income taxes .............          2,874         2,594

Income tax provision ...................             56          --
                                            -----------   -----------

Net income .............................    $     2,818   $     2,594
                                            ===========   ===========

Shares used in basic per share
  calculation ..........................      8,636,263     8,586,238
                                            ===========   ===========

Shares used in diluted per share
  calculation ..........................     14,503,821    14,297,892
                                            ===========   ===========

Basic income per common
  share ................................    $       .33   $       .30
                                            ===========   ===========

Diluted income per common
  share ................................    $       .19   $       .18
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                 --------------------
                                                                    2001       2000
                                                                 ---------   --------
Cash flows from operating activities:
  Net income ................................................    $  2,818    $  2,594
  Adjustments to reconcile net income to cash
    provided by operating activities:
        Depreciation and amortization .......................         531         695
        Provision for bad debts .............................          18          22
        Provision for income taxes ..........................          56        --
        Minority Interest ...................................          44          36
Changes in operating assets and liabilities:
     Decrease (increase) in assets:
        Accounts receivable .................................         293        (133)
        Other assets ........................................        (117)       (202)
     (Decrease) increase in liabilities:
        Accounts payable, accrued expenses
          and other liabilities .............................      (1,431)        860
                                                                 --------    --------
Net cash provided by operating activities ...................       2,212       3,872

Cash flows from investing activities:
     Purchase of property and equipment .....................        (274)       (289)
                                                                 --------    --------
Net cash used in investing activities .......................        (274)       (289)

Cash flows from financing activities:
     Proceeds from sale of stock ............................          19          63
     Reduction of long-term borrowings and
        financing obligation ................................         (34)        (32)
                                                                 --------    --------
Net cash (used in) provided by financing activities..........         (15)         31
                                                                 --------    --------

Net increase in cash and
  equivalents ...............................................       1,923       3,614

Cash and equivalents at beginning of period .................      12,737       3,803
                                                                 --------    --------

Cash and equivalents at end of period .......................    $ 14,660    $  7,417
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                   (Unaudited)

                                                      Additional                   Total
                                    Common Stock       Paid-in    Accumulated  Stockholders'
                                  ----------------
                                  Cost      Shares     Capital     Deficit       Equity
                                  ----    --------    --------    ---------    ---------
Balance at
 December 31, 2000               $   86   8,623,513   $  48,146   $ (19,582)   $  28,650

Sale of common stock               --        12,750          19        --             19

Net income for the
 three months ended
 March 31, 2001                    --          --          --         2,818        2,818
                                 ------   ---------   ---------   ---------    ---------

Balance at
 March 31, 2001                  $   86   8,636,263   $  48,165   $ (16,764)   $  31,487
                                 ======   =========   =========   =========    =========

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The accompanying interim consolidated financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 3 - NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS
138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." This statement amended certain provisions of FAS 133. The Company adopted the provisions of FAS 133 in the first quarter and there was no impact on the Company's financial position or results.

NOTE 4 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three-month periods ending March 31, 2001 and 2000 are as stated below: March 31, 2001 March 31, 2000

                                               March 31, 2001   March 31, 2000
                                               --------------   --------------

            Common shares                          8,636,263        8,586,238
            Convertible preferred shares           4,606,500        4,606,500
            Dilutive warrants                        707,980          600,000
            Dilutive options                         553,078          505,154
                                                 ----------       -----------

            Diluted shares                        14,503,821       14,297,892
                                                 ===========      ===========

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

Information about the Company's operations in different business segments for the three-month periods ending March 31, 2001 and 2000 is as follows:

                                                      Corporate
                                           Health &      and
                                Treatment   Leisure  Other Items  Consolidated
                                ---------   -------  -----------  ------------
2001
-----------------------------
Total revenue ...............    $ 5,915    $ 6,114    $    15       $12,044
Income (loss) before
  income tax benefit ........      2,123      1,251      ( 500)        2,874
Identifiable assets .........     14,324     34,189      1,753        50,266
Capital expenditures ........         64        207          3           274
Depreciation & amortization
  expense ...................         94        433          4           531
Interest expense ............        199        112          0           311

2000
-----------------------------
Total revenue ...............    $ 5,119    $ 5,635    $    16       $10,770
Income (loss) before
  income tax benefit ........      1,921        934      ( 261)        2,594
Identifiable assets .........      8,707     32,698      1,961        43,366
Capital expenditures ........         45        244          0           289
Depreciation & amortization
  expense ...................         93        598          4           695
Interest expense ............        208        117          0           325

NOTE 6- INCOME TAXES

A provision for income taxes was recorded in the three-month period ended March 31, 2001 due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three-month period ended March 31, 2001. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

General
-------

NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over fifteen years, the Company has provided effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

For the quarter ended March 31, 2001, the Treatment segment accounted for approximately 49.1% of the Company's operating revenues and approximately 41.4% of its operating expenses, while the Health and Leisure segment accounted for approximately 50.8% of the Company's operating revenue and approximately 53.0% of its operating expenses.

Material Changes in Financial Condition
---------------------------------------

Cash and equivalents for the quarter increased $1.9 million to $14.7 million or 15.1%. The increase is a result of cash flow from operating activities during the period. See Consolidated Statements of Cash Flows for more information.

Material Changes in Results of Operations
-----------------------------------------

Three-month period ended March 31, 2001 compared to three-month period ended March 31, 2000

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended March 31, 2001, compared to the same period in 2000 are discussed below.

                                                              Three Months Ended
                                                                    March 31,
                                                       ---------------------------------
                                                         2001       2000       % Change
                                                       -------     -------    ----------
Financial results: (000s, except per share amounts)
  Total net revenue ...............................     $12,044    $10,770       11.8 %
  Total operating expenses ........................       9,170      8,176       12.2
  Income before income taxes ......................       2,874      2,594       10.8
  Basic income per common share ...................         .33        .30       10.0
  Diluted income per common share .................         .19        .18        5.6
  Net cash provided by operating activities .......       2,212      3,872      (42.9)
Operating data:
  Patient days - Sierra Tucson ....................       6,223      5,658       10.0
  Average daily census - Sierra Tucson ............          69         62       11.3
  Guest days - Miraval ............................       9,746      9,770      ( 0.3)
  Room occupancy - Miraval ........................          68%        68%       0.0

For the three-month period ended March 31, 2001, net income before income taxes increased $280,000 to $2.9 million or 10.8% over the comparable quarter of 2000. Net cash provided by operating activities decreased 42.9% resulting in net cash provided by operating activities of $2.2 million compared to the same period in 2000. Cash flow was affected by payment of a deposit of $1.6 million for preliminary settlement of the 1994 IRS audit.

Total net revenue increased $1.3 million to $12.0 million, an increase of 11.8% when compared to the same period in 2000. Results reflect an 8.5% revenue increase at Miraval and a 15.9% revenue increase at Sierra Tucson, when compared to the corresponding quarter of 2000.

Salaries and related benefits decreased 0.3% as a percentage of revenue during the period. Salaries and related benefits increased $434,000 to $4.4 million, when compared to the same period in 2000. The increase was primarily attributable to staffing adjustments related to increased census at Sierra Tucson.

General and administrative expense increased 0.6% as a percentage of revenue during the first quarter of 2001. General and administrative expense increased $450,000 to $3.6 million, an increase of 14.1% when compared to the same period in 2000. The increase was attributable to corporate expenses related to exploration of strategic alternatives for the Company as directed by the special committee appointed by the Company's board of directors, and to increased consulting charges at Miraval.

Interest expense decreased $14,000 to $311,000 or 4.3% when compared to first quarter 2000. The decrease reflects the more favorable interest rate on the loan outstanding in the first quarter 2001 compared to the rate charged in the corresponding quarter of 2000.

The Company incurred a $288,000 loss on investments during the quarter.

The Company recognized pre-tax income of $2.9 million for the three-month period ended March 31, 2001. A $56,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized. However, management will continue to evaluate the necessity of maintaining the valuation allowance in light of the Company's profitability results for 2000 and expectations for 2001 and 2002. The continuation of such positive trends in profitability could allow management to appropriately reduce the valuation allowance significantly and result in the recognition of deferred tax assets on the balance sheet perhaps in the latter part of 2001.

Liquidity and Capital Resources
--------------------------------

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three-month period ended March 31, 2001. During this period, 48% of patient revenue was derived from retail payments and the remaining 52% from insurance, contracts and other third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects. Effective May 1, 2001, Sierra Tucson instituted a rate increase in some of its treatment programs.

The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will be of the same duration as the State Land Lease. The annual rent for the buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal. The first Renewal Option commenced in March 2001, and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum.

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. During first quarter 2001, Miraval's room occupancy rate was approximately 68%, and this segment also contributed positive cash flow to the Company's operations during the quarter. Based on near-term future bookings, management believes that Miraval may experience some impact from the general economic downturn.

For the three-month period ended March 31, 2001, the Company had capital expenditures of approximately $274,000. At March 31, 2001, the Company's cash and equivalents were $14.7 million.

The Company adopted the provisions of FAS 133 in the first quarter and there was no impact on the Company's financial position or results. (See Note 3 in Notes to the Consolidated Financial Statements.)

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

In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on state leased land, and in October 1998, the Company entered into a 50-year Commercial Land Lease Agreement for the property with the Arizona State Land Department. In 1999, the Company expanded the Sierra Tucson facilities through the addition of space for 16 additional beds as well as additional administrative offices. In 2000, construction was completed on a 4,220 square foot wing named Desert Oasis. The new area houses group rooms and medical records as well as staff offices. In addition, Sierra Tucson also renovated and updated its fitness center in 2000. Effective May 1, 2001, Sierra Tucson instituted a rate increase in some of its treatment programs.

The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the Buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will be of the same duration as the State Land Lease. The annual rent for the Buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal. The first Renewal Option commenced in March, 2001 and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum.

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

Miraval's affiliations with American Express Platinum and Virtuoso have proved to be very successful and the relationships will continue in 2001. In addition, Miraval has established itself with top corporate meeting planners and incentive houses. Miraval's advertising campaign has remained solid and benefits have been realized from sending a consistent message to the public. In addition to developing relationships with online travel companies, Miraval has launched its new web site which was developed to maximize and enhance their presence on the world-wide web.

In 2001, Miraval will continue to focus on improving visibility in the local market by attending charitable, convention and Chamber of Commerce events. In addition, specialty programs will be evaluated in an effort to improve occupancy during summer and shoulder seasons. Based on near-term future bookings, management believes that Miraval may experience some impact from the general economic downturn.

Zoning for the property currently occupied by Miraval and the property which is located to the north of Miraval permits a total of 356 resort hotel rooms and up to 226 residential units.

As indicated below under the heading "Factors That May Affect Future Results", the Company has entered into a merger agreement with an entity controlled by certain members of management that, if completed, would result in the Company becoming privately held.

Factors That May Affect Future Results
--------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding plans and expectations for the future. Statements looking forward in time are included pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors that could cause actual results to differ materially from those described in the forward-looking statements include: the failure of the Company's stockholders to approve the merger, and other reasons that could cause the Merger Agreement (as defined below) to terminate in accordance with its terms (including Anam's (as defined below) inability to complete the financing for the merger); competition from other resort hotel/spas and/or behavioral health facilities; seasonality; or an economic downturn that could limit leisure activity spending. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this report, please refer to the discussion of Factors That May Affect Future Results detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2000, and the current report on Form 8-K dated April 18, 2001.

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

The Sierra Tucson buildings are currently leased from a related party, ODE, L.L.C. The Company amended its building lease with ODE to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will be of the same duration as the State Land Lease. The annual rent for the buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal. The first Renewal Option commenced in March 2001, and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum.

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

While the Company anticipates continued growth in revenues and is committed to increased profitability, operating results could be adversely impacted if the business is unable to accurately anticipate customer demand, is unable to differentiate its products from those of its competitors, is unable to offer services expeditiously in response to customer demand, is negatively impacted by an economic downturn that could limit leisure activity spending, or is further impacted by managed care restrictions on payor reimbursement.

On April 16, 2001, NextHealth, Inc. (the "Company") entered into an Agrement and Plan of Merger (the "Merger Agreement") with Anam LLC, a Delaware limited liability company ("Anam"), and NHI Acquisition Corp., a Delaware corporation ("NHI") and a wholly owned subsidiary of Anam. Anam is controlled by William T. O'Donnell, Jr., the Company's Chairman and Chief Executive Officer, and George
L. Ruff, a Director of the Company, pursuant to which NHI will be merged with and into the Company (the "Merger"). The Company's stockholders (other than Anam and its subsidiaries) will receive cash in the amount of $5.65 per share of outstanding common stock (including shares of common stock issuable upon conversion of outstanding preferred stock). In addition, all unexercised Company employee and director options and outstanding warrants will be converted into a right to receive cash in the amount of $5.65 (less the applicable exercise price) for each share of common stock issuable upon the exercise of such options and warrants.

The Company's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby based upon the unanimous recommendation of a Special Committee of the Board and the receipt of an opinion from Prudential Securities Incorporated that the Merger consideration to be received by the Company's stockholders pursuant to the Merger Agreement is fair to such stockholders (other than Anam and its controlling affiliates) from a financial point of view. The Special Committee of the Board is composed exclusively of directors with no financial interest in the Merger that is different from the interests of the Company's stockholders generally.

Consummation of the Merger is subject to certain conditions, including the approval of the Merger, the Merger Agreement and the transactions contemplated thereby by the Company's stockholders, the receipt of required regulatory approvals and the completion of Anam's financing for the Merger. The Merger Agreement also contains customary non-solicitation provisions and termination fee provisions. Consistent with its fiduciary duties and subject to the terms of the Merger Agreement, the Company's Board of Directors has reserved its ability to respond to third parties where appropriate. Assuming Anam obtains the necessary financing and that all required regulatory approvals have been received, the Company expects to hold a meeting of its stockholders to vote on the Merger in the third quarter of this year and, if approved by the Company's stockholders, the closing of the Merger is expected to occur shortly thereafter, subject to the satisfaction of the other terms and conditions set forth in the Merger Agreement.

Anam has deposited a letter of credit in the amount of $2,500,000 into an escrow account as security for the performance of its obligations under the Merger Agreement. Anam is required to deposit in the escrow account a letter of credit in the additional amount of $500,000 when Anam has been notified by the Company that the Securities and Exchange Commission ("SEC") has no further comment on the Company's proxy material and related Schedule 13E-3 filed in connection with the Merger. Anam is also required to furnish the Company with a term sheet and other evidence that it has a commitment for debt financing in the principal amount of at least $40 million on or before June 16, 2001; although Anam can extend this date by 30 days by depositing an additional $1,000,000 in escrow.

In the event the Company accepts a third party offer or the Merger Agreement is terminated following the occurrence of certain other events set forth in the Merger Agreement, Anam will be entitled to receive payments in an aggregate amount of up to $2,400,000 and the return of its deposit.

A copy of the Merger Agreement was attached to the Company's Form 8-K dated and filed with the SEC on April 18, 2001. The foregoing description of the Merger Agreement, and the transactions contemplated thereby, do not purport to be complete and is qualified in its entirety by reference to the full text thereof.

A proxy statement will be filed by the Company with the SEC in connection with a meeting of the Company's stockholders to be held for the purpose of voting on the Merger and, because the transaction will be subject to the "going private" regulations of the SEC, a Schedule 13E-3 will also be filed. A proxy statement will be mailed to each stockholder with notice of the stockholder meeting to be held for the purpose of voting upon the Merger, the Merger Agreement and the transactions contemplated thereby.

                          PART II - OTHER INFORMATION
                          ---------------------------


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

              NONE

         (b)  Reports on Form 8-K
              -------------------
              Form 8-K dated April 18, 2001

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NextHealth, Inc.
                                   --------------------------------------
                                   Registrant



DATE: May 14, 2001                 BY: /s/ William T. O'Donnell, Jr.
                                       ----------------------------------
                                   WILLIAM T. O'DONNELL, JR.
                                   President and Chief Executive Officer



DATE: May 14, 2001                 BY: /s/ Loree Thompson
                                       ----------------------------------
                                   LOREE THOMPSON
                                   Chief Financial Officer