Form 10-Q
period 2001-06-30
NEXTHEALTH INC
filed 2001-08-13
CIK 855272

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ___________ to ___________


                        Commission File Number: 0-17969
                                                -------


                               NEXTHEALTH, INC.
                              ------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                 86-0589712
--------------------------------         --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona                 85739
----------------------------------------------             ------------
(Address of Principal Executive Offices)                    (Zip Code)


                                (520) 818-5800
             ----------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

On August 1, 2001, there were 8,638,888 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 17 of all exhibits filed as a part of this report.

                               NEXTHEALTH, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

Part I - Financial Information                                                                                 Page
------------------------------                                                                                 ----
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December
             31, 2000.............................................................................              3

          Unaudited Consolidated Statements of Operations for the three and six-month
             periods ended June 30, 2001 and 2000 ................................................              4

          Unaudited Consolidated Statements of Cash Flows for the six-month periods
             ended June 30, 2001 and 2000 ........................................................              5

          Unaudited Consolidated Statements of Changes in Stockholders' Equity for the
             six-month period ended June 30, 2001 ................................................              6

          Unaudited Notes to the Consolidated Financial Statements ...............................              7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations ..........................................................................             10


Part II - Other Information
---------------------------

Item 1.   Legal Proceedings ......................................................................             17

Item 4.   Submission of Matters to a Vote of Security Holders ....................................             17

Item 6.   Exhibits and Reports on Form 8-K .......................................................             17

Signatures .......................................................................................             18

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.   FINANCIAL STATEMENTS


                       NEXTHEALTH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (000s, except share and per share amounts)

                                                                      June 30    December 31,
                                                                        2001        2000
                                                                     -----------  ----------
                                                                     (Unaudited)
ASSETS
------
  Current Assets:
    Cash and equivalents ...........................................   $ 15,995    $ 12,737
    Accounts receivable, less allowance for doubtful accounts
       of $393 and $368, respectively ..............................        840       1,467
    Prepaid expenses ...............................................        928         701
    Other current assets ...........................................        661         708
                                                                       --------    --------
         Total current assets ......................................     18,424      15,613

  Property and equipment, net ......................................     32,495      32,871
  Long-term receivables, less allowance for doubtful accounts
      of $20 and $21, respectively .................................         59          64
  Intangible assets, less amortization of $43 and $527, respectively         72         214
  Other assets .....................................................         21          22
                                                                       --------    --------

         Total assets ..............................................   $ 51,071    $ 48,784
                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade ........................................   $    470    $  1,192
    Accrued expenses and other liabilities .........................      4,195       5,808
    Short-term debt ................................................     12,291          --
                                                                       --------    --------
         Total current liabilities .................................     16,956       7,000

Long-term debt and financing obligation ............................        226      12,587
                                                                       --------    --------
         Total liabilities .........................................     17,182      19,587

Minority interest ..................................................        629         547

  Stockholders' Equity:
    Preferred stock - undesignated, $.01 par value, 3,924,979
      shares authorized, no shares outstanding .....................        --           --
    Preferred stock, Series A, $.01 par value, 46,065 shares
      authorized; 46,065 shares outstanding at June 30, 2001
      and December 31, 2000 ........................................        --           --
    Common stock, $.01 par value, 16,000,000 shares authorized;
      8,638,888 shares outstanding at June 30, 2001 and
      8,623,513 shares outstanding at December 31, 2000 ............         86          86
    Additional paid-in capital .....................................     48,168      48,146
    Accumulated deficit ............................................    (14,994)    (19,582)
                                                                       --------    --------

         Total stockholders' equity ................................     33,260      28,650
                                                                       --------    --------

         Total liabilities and stockholders' equity ................   $ 51,071    $ 48,784
                                                                       ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (000s, except share and per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                       June 30,
                                                                       --------------------------    -----------------------
                                                                            2001         2000            2001         2000
                                                                       -----------   ------------    -----------   ---------
Revenue:
   Net operating revenue ...........................................   $    10,663   $    10,437   $    22,517   $    21,145
   Other revenue ...................................................           211            81           401           143
                                                                       -----------   -----------   -----------   -----------

         Total net revenue .........................................        10,874        10,518        22,918        21,288

Operating expenses:
   Salaries and related benefits ...................................         4,495         3,958         8,889         7,918
   General and administrative ......................................         3,719         3,271         7,365         6,467
   Depreciation and amortization ...................................           582           704         1,113         1,399
   Interest expense ................................................           276           333           587           658
   Investment loss .................................................           --             --           288            --
                                                                       -----------   -----------   -----------   -----------
         Total operating expenses ..................................         9,072         8,266        18,242        16,442
                                                                       -----------   -----------   -----------   -----------

Income before income taxes .........................................         1,802         2,252         4,676         4,846

Income tax provision ...............................................            32            97            88            97
                                                                       -----------   -----------   -----------   -----------
Net income .........................................................   $     1,770   $     2,155   $     4,588   $     4,749
                                                                       ===========   ===========   ===========   ===========

Shares used in basic per share
  calculation ......................................................     8,638,888     8,619,488     8,638,888     8,619,488
                                                                       ===========   ===========   ===========   ===========

Shares used in diluted per share
  calculation ......................................................    14,554,719    14,127,030    14,528,871    14,103,780
                                                                       ===========   ===========   ===========   ===========
Basic income per common
  share ............................................................   $       .20   $       .25   $       .53   $       .55
                                                                       ===========   ===========   ===========   ===========

Diluted income per common
  share ............................................................   $       .12   $       .15   $       .32   $       .34
                                                                       ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NEXTHEALTH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (000s)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                    ---------------------
                                                                        2001         2000
                                                                    --------    ---------

Cash flows from operating activities:
  Net income ..............................................         $  4,588    $   4,749
  Adjustments to reconcile net income to cash
    provided by operating activities:
        Depreciation and amortization .....................            1,113        1,399
        Provision for bad debts ...........................              114           63
        Provision for income tax ..........................              (37)          97
        Minority Interest .................................               82           83
        Charge for non-employee options ...................               --            4
Changes in operating assets and liabilities:
     Decrease (increase) in assets:
        Accounts receivable ...............................              518          (22)
        Other assets ......................................             (181)        (302)
     Decrease in liabilities:
        Accounts payable, accrued expenses
          and other liabilities ...........................           (2,329)         (78)
                                                                    ---------   ----------
Net cash provided by operating activities .................            3,868        5,993

Cash flows from investing activities:
     Purchase of property and equipment ...................             (563)        (504)
                                                                    --------    ---------
Net cash used in investing activities .....................             (563)        (504)

Cash flows from financing activities:
     Proceeds from sale of stock ..........................               22          120
     Reduction of long-term borrowings and
        financing obligation ..............................              (69)         (64)
                                                                    --------    ---------
Net cash (used in) provided by financing activities........              (47)          56
                                                                    --------    ---------

Net increase in cash and
  equivalents .............................................            3,258        5,545

Cash and equivalents at beginning of period ...............           12,737        3,803
                                                                    --------    ---------

Cash and equivalents at end of period .....................         $ 15,995    $   9,348
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

                       NEXTHEALTH, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (000s, except share amounts)
                                  (Unaudited)


                                                 Additional                  Total
                              Common Stock        Paid-in    Accumulated  Stockholders'
                            ----------------
                            Cost     Shares       Capital      Deficit      Equity
                            ----     -------   ----------  ----------   -----------
Balance at
 December 31, 2000          $ 86   8,623,513   $  48,146   $ (19,582)   $  28,650

Sale of common stock          --      15,375          22          --           22

Net income for the
 six months ended
 June 30, 2001                --          --          --       4,588        4,588
                            ----   ---------   ---------   ---------    ---------


Balance at
 June 30, 2001              $ 86   8,638,888   $  48,168   $ (14,994)   $  33,260
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

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The accompanying interim consolidated financial statements as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 3 - NEW PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not anticipate these statements to have a material impact on the Company's financials.

NOTE 4 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three and six-month periods ending June 30, 2001 and 2000 are as stated below:

                                  Three-month period         Six-month period
                                     ended June 30,            ended June 30,
                               -------------------------------------------------
                                   2001         2000        2001          2000
                               ----------   ----------   ----------   ----------

Common shares                   8,638,888    8,619,488    8,638,888    8,619,488
Convertible preferred shares    4,606,500    4,606,500    4,606,500    4,606,500
Dilutive options                  589,439      301,042      569,356      277,792
Dilutive warrants                 719,892      600,000      714,127      600,000
                               ----------   ----------   ----------   ----------

Diluted shares                 14,554,719   14,127,030   14,528,871   14,103,780
                               ==========   ==========   ==========   ==========

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

Information about the Company's operations in different business segments for the three and six-month periods ending June 30, 2001 and 2000 is as follows:

                                                                       Corporate
                                                         Health &         and
                                          Treatment      Leisure      Other Items      Consolidated
                                          ---------     ---------     -----------      ------------
Three-month period ended
June 30, 2001
------------------------
Total revenue.........................    $   6,018      $  4,849     $       7        $   10,874
Income (loss) before
  income tax expense..................        2,097           442         ( 737)            1,802
Identifiable assets...................       13,762        33,592         3,717            51,071
Capital expenditures..................          155           134             0               289
Depreciation & amortization
  expense.............................          121           457             4               582
Interest expense......................          177            99             0               276

Six-month period ended
June 30, 2001
----------------------
Total revenue.........................    $  11,933      $ 10,963     $      22        $   22,918
Income (loss) before
  income tax expense..................        4,221         1,692        (1,237)            4,676
Identifiable assets...................       13,762        33,592         3,717            51,071
Capital expenditures..................          219           341             3               563
Depreciation & amortization
  expense.............................          214           890             9             1,113
Interest expense......................          376           211             0               587

Three-month period ended
June 30, 2000
------------------------
Total revenue.........................    $   5,631      $  4,879     $       8        $   10,518
Income (loss) before
  income tax expense..................        2,359           241          (348)            2,252
Identifiable assets...................       10,545        32,166         2,054            44,765
Capital expenditures..................          145            70            --               215
Depreciation & amortization
  expense.............................           95           605             4               704
Interest expense......................          212           120             1               333

                                                                        Corporate
                                                        Health &           and
                                       Treatment         Leisure       Other Items      Consolidated
                                      -----------      -----------    -------------    --------------
Six-month period ended
June 30, 2000
----------------------
Total revenue...................      $   10,750       $    10,514    $       24       $     21,288
Income (loss) before
  income tax expense............           4,280             1,175          (609)             4,846
Identifiable assets.............          10,545            32,166         2,054             44,765
Capital expenditures............             190               314            --                504
Depreciation & amortization
  expense.......................             188             1,203             8              1,399
Interest expense................             420               237             1                658

NOTE 6- INCOME TAXES

A provision for income taxes was recorded in the three and six-month periods ended June 30, 2001 due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and six-month periods ended June 30, 2001. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

General
-------

NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over fifteen years, the Company has provided effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

For the quarter ended June 30, 2001, the Treatment segment accounted for approximately 55.3% of the Company's operating revenues and approximately 43.2% of its operating expenses, while the Health and Leisure segment accounted for approximately 44.6% of the Company's operating revenue and approximately 48.6% of its operating expenses.

Material Changes in Financial Condition
---------------------------------------

Cash and equivalents for the quarter increased $1.3 million to $16.0 million or 9.1%. The increase is a result of cash flow from operating activities during the period. See Consolidated Statements of Cash Flows for more information.

Material Changes in Results of Operations
-----------------------------------------

Three-month period ended June 30, 2001 compared to three-month period ended June 30, 2000

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended June 30, 2001, compared to the same period in 2000 are discussed below.

                                                             Three Months Ended
                                                                 June 30,
                                                      ----------------------------------
                                                        2001       2000       % Change
                                                      --------  ----------  ------------
Financial results: (000s, except per share amounts)
  Total net revenue ...............................   $10,874   $ 10,518          3.4 %
  Total operating expenses ........................     9,072      8,266          9.8
  Income before income taxes ......................     1,802      2,252        (20.0)
  Basic income per common share ...................       .20        .25        (20.0)
  Diluted income per common share .................       .12        .15        (20.0)
  Net cash provided by operating activities .......     1,656      2,121        (21.9)
Operating data:
  Patient days - Sierra Tucson ....................     6,224      5,921          5.1
  Average daily census - Sierra Tucson ............        68         65          5.2
  Guest days - Miraval ............................     8,845      9,524         (7.1)
  Room occupancy - Miraval ........................        59%        66%        (9.9)

For the three-month period ended June 30, 2001, net income before income taxes decreased $450,000 to $1.8 million or 20% when compared to second quarter of 2000. Net cash provided by operating activities decreased 21.9% resulting in net cash provided by operating activities of $1.7 million compared to the same period in 2000.

Total net revenue increased 3.4% to $10.9 million, an increase of $356,000 when compared to the same period in 2000. Results reflect a less than 1% revenue decrease at Miraval and a 7.0% revenue increase at Sierra Tucson, when compared to the corresponding quarter of 2000.

Salaries and related benefits increased 3.7% as a percentage of revenue during the quarter. Salaries and related benefits increased $537,000 to $4.5 million, a 13.6% increase over the comparable period in 2000. The increase was primarily attributable to staffing changes in the patient care areas at Sierra Tucson.

General and administrative expense increased 3.1% as a percentage of revenue during the second quarter of 2001. General and administrative expense increased $448,000 to $3.7 million, an increase of 13.7% when compared to the same period in 2000. Included in corporate general and administrative expenses is $398,000 for ongoing activities related to the proposed merger transaction previously disclosed by the Company. Additional merger-related expenses totaling $252,000, incurred following the Company's acceptance of the April 16, 2001 Agreement and Plan of Merger, have been deferred.

Interest expense decreased $57,000 to $276,000 or 17.1% when compared to second quarter 2000. The decrease reflects the more favorable interest rate on the loan outstanding in the second quarter 2001 compared to the rate charged in the corresponding quarter of 2000.

The Company recognized pre-tax income of $1.8 million for the three-month period ended June 30, 2001. A $32,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized. However, management will continue to evaluate the necessity of maintaining the valuation allowance in light of the Company's profitability results for 2000 and expectations for 2001 and 2002. The continuation of such positive trends in profitability could allow management to appropriately reduce the valuation allowance significantly and result in the recognition of deferred tax assets on the balance sheet perhaps in the latter part of 2001.

Six-month period ended June 30, 2001 compared to six-month period ended June 30, 2000

The significant changes in results of operations and net cash provided by operating activities for the six-month period ended June 30, 2001, compared to the same period in 2000 are discussed below.

                                                                        Six Months Ended
                                                                            June 30,
                                                           -------------------------------------------
                                                               2001          2000           % Change
                                                           ----------     ----------      ------------
Financial results: (000's except per share amounts)
  Total net revenue ...............................        $  22,918      $   21,288           7.7 %
  Total operating expenses ........................           18,242          16,442          11.0
  Income before income taxes ......................            4,676           4,846         ( 3.5)
  Basic income per common share ...................             0.53            0.55         ( 3.6)
  Diluted income per common share .................             0.32            0.34         ( 5.9)
  Net cash provided by operating activities .......            3,868           5,993         (35.5)
Operating data:
  Patient days - Sierra Tucson ....................           12,447          11,579           7.5
  Average daily census - Sierra Tucson ............               69              64           7.5
  Guest days - Miraval ............................           18,591          19,294         ( 3.6)
  Room occupancy - Miraval ........................               64%             67%        ( 4.8)

For the six-month period ended June 30, 2001, net income before income taxes decreased 3.5% to $4.7 million compared to $4.8 million for the same period of 2000. Net cash provided by operating activities decreased to $3.9 million compared to $6.0 million for the six-month period of 2000. Cash flow was affected by the first quarter 2001 payment of a deposit of $1.6 million for preliminary settlement of the 1994 IRS Audit.

Total net revenue for the six-month period ended June 30, 2001 increased $1.6 million or 7.7% to $22.9 million when compared to the same period of 2000. The increase is attributable to an 11.3% revenue increase at Sierra Tucson and a 4.3% revenue increase at Miraval.

Salaries and related benefits increased 1.6% as a percentage of revenue during the six-month period. Salaries and related benefits increased $971,000 to $8.9 million or 12.3% when compared to 2000. The increase is due primarily to staffing changes in the patient care areas at Sierra Tucson.

General and administrative expense increased 1.8% as a percentage of revenue during the six-month period ended June 30, 2001. General and administrative expense increased $898,000 or 13.9% to $7.4 million when compared to the same period of 2000. Included in corporate general and administrative expenses is $617,000 in costs associated with the proposed merger transaction. Additional merger-related expenses totaling $252,000, incurred following the Company's acceptance of the April 16, 2001 Agreement and Plan of Merger, have been deferred.

Interest expense decreased $71,000 to $587,000 or 10.8% when compared to the previous year. The increase reflects the more favorable rate on the loan outstanding in 2001 as compared to the rate charged on the loan outstanding in 2000.

The Company recognized pre-tax income of $4.7 million for the six-month period ended June 30, 2001. An $88,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized. However, management will continue to evaluate the necessity of maintaining the valuation allowance in light of the Company's profitability results for 2000 and expectations for 2001 and 2002. The continuation of such positive trends in profitability could allow management to appropriately reduce the valuation allowance significantly and result in the recognition of deferred tax assets on the balance sheet perhaps in the latter part of 2001.

Liquidity and Capital Resources
-------------------------------

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and six-month periods ended June 30, 2001. During the three-month period ended June 30, 2001, 46% of patient revenue was derived from retail payments and the remaining 54% from insurance, contracts and other third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects. Effective May 1, 2001, Sierra Tucson instituted a rate increase in some of its treatment programs.

The Company currently leases the Sierra Tucson buildings from a related party, ODE, L.L.C. The Company amended its lease ("Building Lease") with ODE for the buildings to provide for a lease term which, when combined with successive 10-year option renewals ("Renewal Options"), will be of the same duration as the State Land Lease for the property on which the buildings are located. The annual rent for the buildings is subject to an increase for the term of each subsequent Renewal Option (if exercised) based upon or determined by independent appraisal. The first Renewal Option commenced in March 2001, and the annual rent increased to an agreed upon fair market rental of $500,000 plus an annual increase based on the Consumer Price Index, not to exceed 3% per annum.

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. During second quarter 2001, Miraval's room occupancy rate was approximately 59%, as compared to 66% for the same quarter last year. This segment also contributed positive cash flow to the Company's operations during the quarter. Based on second quarter occupancy, management believes that Miraval may have experienced some negative impact from the general economic downturn.

For the three-month period ended June 30, 2001, the Company had capital expenditures of approximately $289. At June 30, 2001, the Company's cash and equivalents were $16.0 million. On July 2, 2001, the Company paid $12.4 million from its cash reserves to fully retire the outstanding indebtedness to Lehman Brothers Holdings Inc.

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

In July 1998, the Company relocated the Sierra Tucson operations to the facilities previously used by the Company's adolescent care unit (which ceased operations in 1993). The facilities are located on state leased land, and in October 1998, the Company entered into a 50-year Commercial Land Lease Agreement for the property with the Arizona State Land Department. In 1999, the Company expanded the Sierra Tucson facilities through the addition of administrative offices and space for 16 additional beds, bringing the total number of beds to
79. In 2000, construction was completed on a 4,220 square foot wing named Desert Oasis. The new area houses group rooms and medical records as well as staff offices. In addition, Sierra Tucson also renovated and updated its fitness center in 2000. Effective May 1, 2001, Sierra Tucson instituted a rate increase in some of its treatment programs.

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

In 2001, Miraval will continue to focus on improving visibility in the local market by attending charitable, convention and Chamber of Commerce events. In addition, specialty programs will be evaluated in an effort to improve occupancy during summer and shoulder seasons. Based on second quarter occupancy, management believes that Miraval may have experienced some negative impact from the general economic downturn.

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

Factors That May Affect Future Results
--------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding plans and expectations for the future. Statements looking forward in time are included pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors that could cause actual results to differ materially from those described in the forward-looking statements include: the failure of the Company's stockholders to approve the merger, and other reasons that could cause the Merger Agreement (as defined below) to terminate in accordance with its terms (including Anam's (as defined below) inability to complete the financing for the merger); competition from other resort hotel/spas and/or behavioral health facilities; seasonality; or a continuing economic downturn that could limit leisure activity spending. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this report, please refer to the discussion of Factors That May Affect Future Results detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000, and the current reports on Form 8-K dated April 18, 2001 and June 22, 2001.

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

Miraval competes for national and international consumers' discretionary income typically expended upon luxury hotel and resort spas, holistic health and other related upscale vacation experiences. While management believes that Miraval occupies a unique market niche, it nevertheless competes with a broad spectrum of vacation alternatives. It has been categorized as a destination spa, creating competition with a relatively small number of well-known spas, however, it also competes in the resort/hotel spa industry. Some of Miraval's competitors may have greater name recognition as well as longer-standing relationships with travel agents and meeting planners. While the Company believes that there is strong consumer demand for Miraval's products and services, historical data does not exist in this unique market niche to be certain the demand will continue.

While the Company anticipates continued growth in revenues and is committed to increased profitability, operating results could be adversely impacted if the business is unable to accurately anticipate customer demand, is unable to differentiate its products from those of its competitors, is unable to offer services expeditiously in response to customer demand, is negatively impacted by a continuing economic downturn that could limit leisure activity spending, or is further impacted by managed care restrictions on payor reimbursement.

On April 16, 2001, NextHealth, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Anam LLC, a Delaware limited liability company ("Anam"), and NHI Acquisition Corp., a Delaware corporation ("NHI") and a wholly owned subsidiary of Anam. Anam is controlled by William T. O'Donnell, Jr., the Company's Chairman and Chief Executive Officer, and George
L. Ruff, a Director of the Company, pursuant to which NHI will be merged with and into the Company (the "Merger"). Upon completion of the Merger (which is subject to certain conditions, including those described below), the Company's stockholders (other than Anam and its subsidiaries) will receive cash in the amount of $5.65 per share of outstanding common stock (including shares of common stock issuable upon conversion of outstanding preferred stock). In addition, all unexercised Company employee and director options and outstanding warrants will be converted into a right to receive cash in the amount of $5.65 (less the applicable exercise price) for each share of common stock issuable upon the exercise of such options and warrants.

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

Consummation of the Merger is subject to certain conditions, including the approval of the Merger, the Merger Agreement and the transactions contemplated thereby by the Company's stockholders, the receipt of required regulatory approvals and the completion of Anam's financing for the Merger. The Merger Agreement also contains customary non-solicitation provisions and termination fee provisions. Consistent with its fiduciary duties and subject to the terms of the Merger Agreement, the Company's Board of Directors has reserved its ability to respond to third parties where appropriate. Assuming Anam obtains the necessary financing and that all required regulatory approvals have been received, the Company expects to hold a meeting of its stockholders to vote on the Merger in the fourth quarter of this year and, if approved by the Company's stockholders, the closing of the Merger is expected to occur shortly thereafter, subject to the satisfaction of the other terms and conditions set forth in the Merger Agreement.

Anam has deposited a letter of credit in the amount of $2,500,000 into an escrow account as security for the performance of its obligations under the Merger Agreement. Anam is required to deposit into the escrow account cash or a letter of credit in the additional amount of $500,000 when Anam has been notified by the Company that the Securities and Exchange Commission ("SEC") has no further comment on the Company's proxy material and related Schedule 13E-3 filed in connection with the Merger. As required by the Merger Agreement, on June 15, 2001, Anam furnished the Company with term sheets for debt financing from lending sources that aggregate more than $40,000,000. The term sheets do not represent a firm commitment to provide financing for the Merger contemplated by the Merger Agreement and there can be no assurance that such financings will be completed, or that Anam will be able to obtain the additional debt or equity financing necessary to complete the Merger.

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

A preliminary proxy statement and a related Schedule 13E-3 have been filed by the Company with the SEC in connection with a special meeting of the Company's stockholders to be held for the purpose of voting on the Merger, the Merger Agreement and the transactions contemplated thereby. Following the completion of the SEC's review of such documents, a definitive proxy statement will be mailed to each stockholder, together with notice of the special meeting. The Schedule 13E-3 was filed with the SEC because the Merger is subject to the "going private" rules and regulations of the SEC.

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

              Form 8-K dated April 18, 2001
              Form 8-K dated June 22, 2001

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

                                         NextHealth, Inc.
                                         -------------------------------------
                                         Registrant



DATE:   August 13, 2001                  BY:/s/ William T. O'Donnell, Jr.
                                            ----------------------------------
                                         WILLIAM T. O'DONNELL, JR.
                                         President and Chief Executive Officer



DATE:   August 13, 2001                  BY:/s/ Loree Thompson
                                            ----------------------------------
                                         LOREE THOMPSON
                                         Chief Financial Officer