Form 10-Q
period 2001-09-30
NEXTHEALTH INC
filed 2001-11-14
CIK 855272

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the Transition Period from ___________ to ___________

                         Commission File Number: 0-17969

                                NEXTHEALTH, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                                     86-0589712
--------------------------------                          -----------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer Identification No.)
Incorporation or Organization)


16600 N. Lago Del Oro Parkway, Tucson, Arizona                              85739
----------------------------------------------                           ------------
(Address of Principal Executive Offices)                                   (Zip Code)


                                 (520) 818-5800
  ----------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


                                      N/A
  ----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

On November 5, 2001, there were 8,642,914 shares of the registrant's Common Stock outstanding.

Reference is made to the listing beginning on page 18 of all exhibits filed as a part of this report.


                                                  NEXTHEALTH, INC.
                                                      FORM 10-Q

                                                  TABLE OF CONTENTS

Part I - Financial Information                                                                                 Page
------------------------------                                                                                 ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December
             31, 2000 ........................................................................................  3

          Unaudited Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2001 and 2000 .......................................................  4

          Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000 ...............................................................  5

          Unaudited Consolidated Statements of Changes in Stockholders' Equity for the
             nine-month period ended September 30, 2001 ......................................................  6

          Unaudited Notes to the Consolidated Financial Statements ...........................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations ...................................................................................... 10


Part II - Other Information
---------------------------

Item 1.   Legal Proceedings .................................................................................. 18

Item 4.   Submission of Matters to a Vote of Security Holders ................................................ 18

Item 6.   Exhibits and Reports on Form 8-K ................................................................... 18

Signatures ................................................................................................... 19



                                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             NEXTHEALTH, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                       (000s, except share and per share amounts)


                                                                       September 30     December 31,
                                                                           2001            2000
                                                                       ------------     -----------
                                                                        (Unaudited)
ASSETS
------
  Current Assets:
    Cash and equivalents ...........................................   $  5,546           $ 12,737
    Accounts receivable, less allowance for doubtful accounts
       of $367 and $368, respectively ..............................        964              1,467
    Prepaid expenses ...............................................      1,152                701
    Other current assets ...........................................        645                708
                                                                       --------           --------
         Total current assets ......................................      8,307             15,613

  Property and equipment, net ......................................     32,193             32,871
  Long-term receivables, less allowance for doubtful accounts
      of $13 and $21, respectively .................................         40                 64
  Intangible assets, less amortization of $45 and $527, respectively         69                214
  Other assets .....................................................         22                 22
                                                                       --------           --------
         Total assets ..............................................   $ 40,631           $ 48,784
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable, trade ........................................   $  1,059           $  1,192
    Accrued expenses and other liabilities .........................      3,849              5,808
                                                                       --------           --------
             Total current liabilities .............................      4,908              7,000

Long-term debt and financing obligation ............................        194             12,587
                                                                       --------           --------
         Total liabilities .........................................      5,099             19,587
Minority interest ..................................................        679                547

  Stockholders' Equity:
    Preferred stock - undesignated, $.01 par value, 3,924,979
      shares authorized, no shares outstanding .....................         --                 --
    Preferred stock, Series A, $.01 par value, 46,065 shares
      authorized; 46,065 shares outstanding at September 30, 2001
      and December 31, 2000 ........................................         --                 --
    Common stock, $.01 par value, 16,000,000 shares authorized;
      8,638,888 shares outstanding at September 30, 2001 and
      8,623,513 shares outstanding at December 31, 2000 ............         86                 86
    Additional paid-in capital .....................................     48,168             48,146
    Accumulated deficit ............................................    (13,404)           (19,582)
                                                                       --------           --------

         Total stockholders' equity ................................     34,850             28,650
                                                                       --------           --------
         Total liabilities and stockholders' equity ................   $ 40,631           $ 48,784
                                                                       ========           ========

 The accompanying notes are an integral part of the consolidated financial statements.

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (000s, except share and per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                 September 30,
                                                                      --------------------------   -------------------------
                                                                           2001         2000           2001          2000
                                                                       -----------   -----------   -----------   -----------
Revenue:
   Net operating revenue ...........................................   $     9,786   $     9,280   $    32,303   $    30,425
   Other revenue ...................................................            38           123           439           266
                                                                       -----------   -----------   -----------   -----------
         Total net revenue .........................................         9,824         9,403        32,742        30,691

Operating expenses:
   Salaries and related benefits ...................................         4,305         4,212        13,194        12,130
   General and administrative ......................................         3,395         3,240        10,760         9,707
   Depreciation and amortization ...................................           484           707         1,597         2,106
   Interest expense ................................................            12           340           599           998
   Investment loss .................................................          --            --             288          --
                                                                       -----------   -----------   -----------   -----------
         Total operating expenses ..................................         8,196         8,499        26,438        24,941
                                                                       -----------   -----------   -----------   -----------

Income before income taxes .........................................         1,628           904         6,304         5,750
Income tax provision ...............................................            38            18           126           115
                                                                       -----------   -----------   -----------   -----------
Net income .........................................................   $     1,590   $       886   $     6,178   $     5,635
                                                                       ===========   ===========   ===========   ===========
Shares used in basic per share
  calculation ......................................................     8,638,888     8,619,488     8,638,888     8,619,488
                                                                       ===========   ===========   ===========   ===========
Shares used in diluted per share
  calculation ......................................................    14,549,351    13,986,059    14,535,360    13,839,388
                                                                       ===========   ===========   ===========   ===========
Basic income per common
  share ............................................................   $       .18   $       .10   $       .72   $       .65
                                                                       ===========   ===========   ===========   ===========
Diluted income per common
  share ............................................................   $       .11   $       .06   $       .43   $       .41
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

                        NEXTHEALTH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)
                                   (Unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                          ----------------------------
                                                              2001           2000
                                                          ------------   -------------
Cash flows from operating activities:

  Net income ...........................................   $  6,178        $  5,635
  Adjustments to reconcile net income to cash
    provided by operating activities:
        Depreciation and amortization ..................      1,597           2,106
        Provision for bad debts ........................        185             174
        Provision for income tax .......................         --              25
        Minority Interest ..............................        132             125
        Charge for non-employee options ................         --               4
Changes in operating assets and liabilities:
     Decrease (increase) in assets:
        Accounts receivable ............................        342            (317)
        Other assets ...................................       (387)           (415)
     Decrease in liabilities:
        Accounts payable, accrued expenses
          and other liabilities ........................     (2,123)          1,239
                                                           --------        --------
Net cash provided by operating activities ..............      5,924           8,576

Cash flows from investing activities:

     Purchase of property and equipment ................       (742)           (848)
                                                           --------        --------
Net cash used in investing activities ..................       (742)           (848)
Cash flows from financing activities:
     Proceeds from sale of stock .......................         22             120
     Reduction of long-term borrowings and
        financing obligation ...........................    (12,395)            (95)
                                                           --------        --------
Net cash (used in) provided by financing activities ....    (12,373)             25
                                                           --------        --------

Net (decrease) increase in cash and
  equivalents ..........................................     (7,191)          7,753

Cash and equivalents at beginning of period ............     12,737           3,803
                                                           --------        --------

Cash and equivalents at end of period ..................   $  5,546        $ 11,556
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



                        NEXTHEALTH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (000s, except share amounts)
                                   (Unaudited)


                                              Common Stock       Additional                 Total
                                          ---------------------    Paid-in   Accumulated Stockholders'
                                            Cost       Shares      Capital     Deficit     Equity
                                          ---------   ---------   ---------   ---------   ----------
Balance at
 December 31, 2000                        $      86   8,623,513   $  48,146   $ (19,582)   $  28,650

Sale of common stock                             --      15,375          22          --           22

Net income for the
 nine months ended
 September 30, 2001                              --          --          --       6,178        6,178
                                          ---------   ---------   ---------   ---------    ---------
Balance at
 September 30, 2001                       $      86   8,638,888   $  48,168   $ (13,404)   $  34,850
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

NOTE 2 - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. The accompanying interim consolidated financial statements as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 included herein are unaudited, but reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the results for such periods. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE 4 - NET INCOME PER SHARE

Shares used in the diluted per share calculation for the three and nine-month periods ending September 30, 2001 and 2000 are as stated below:

                                  Three-month period          Nine-month period
                                  ended September 30,        ended September 30,
                                ----------------------    ----------------------
                                   2001        2000          2001        2000
                                ---------   ----------    ---------   ----------
Common shares                   8,638,888    8,619,488    8,638,888    8,619,488
Convertible preferred shares    4,606,500    4,606,500    4,606,500    4,606,500
Dilutive options                  585,268      415,029      574,398      319,418
Dilutive warrants                 718,695      345,042      715,574      293,982
                               ----------   ----------   ----------   ----------

Diluted shares                 14,549,351   13,986,059   14,535,360   13,839,388
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

Information about the Company's operations in different business segments for the three and nine-month periods ending September 30, 2001 and 2000 is as follows:


                                                             Corporate
                                                                and
                                                   Health &    Other
                                      Treatment    Leisure     Items   Consolidated
                                      ---------    --------  --------- ------------
Three-month period ended
September 30, 2001
---------------------------

Total revenue                          $  6,254      $ 3,567    $    3  $  9,824
Income (loss) before
  income tax expense                      2,591         (660)   (  303)    1,628
Identifiable assets                       8,491       28,862     3,278    40,631
Capital expenditures                         53          126         0       179
Depreciation & amortization
  expense                                    63          417         4       484
Interest expense                              9            2         1        12

Nine-month period ended
September 30, 2001
---------------------------

Total revenue                           $18,187      $14,530    $   25   $32,742
Income (loss) before
  income tax expense                      6,812        1,033    (1,541)    6,304
Identifiable assets                       8,491       28,862     3,278    40,631
Capital expenditures                        272          467         3       742
Depreciation & amortization
  expense                                   277        1,307        13     1,597
Interest expense                            384          214         1       599

Three-month period ended
September 30, 2000
---------------------------

Total revenue                           $ 5,547    $   3,845    $   11  $  9,403
Income (loss) before
  income tax expense                      2,038         (731)     (403)      904
Identifiable assets                      12,510       32,361     2,048    46,919
Capital expenditures                        237          106         1       344
Depreciation & amortization
  expense                                    96          607         4       707
Interest expense                            217          123         0       340

                                                              Corporate
                                                                 and
                                                    Health &    Other
                                    Treatment       Leisure     Items   Consolidated
                                    ---------       --------  --------- -------------
Nine-month period ended
September 30, 2000
---------------------------

Total revenue                         $16,297        $ 14,359   $   35  $ 30,691
Income (loss) before
  income tax expense                    6,319             444   (1,013)    5,750
Identifiable assets                    12,510          32,361    2,048    46,919
Capital expenditures                      427             420        1       848
Depreciation & amortization
  expense                                 284           1,810       12     2,106
Interest expense                          637             359        2       998

NOTE 6- INCOME TAXES

A provision for income taxes was recorded in the three and nine-month periods ended September 30, 2001 due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to factors which have affected the consolidated financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 2001. Reference should also be made to the Company's unaudited consolidated financial statements and related notes thereto included elsewhere in this document.

General

NextHealth, Inc. is a leading provider of a broad range of alternative health care services which focus on prevention and self care. For over fifteen years, the Company has provided effective programs and services which address individual wellness and quality-of-life issues through a whole person, mind-body approach.

For the quarter ended September 30, 2001, the Treatment segment accounted for approximately 64% of the Company's operating revenues and approximately 45% of its operating expenses, while the Health and Leisure segment accounted for approximately 36% of the Company's operating revenue and approximately 52% of its operating expenses.

Material Changes in Financial Condition

Cash and equivalents for the quarter decreased $7.2 million to $5.5 million or 57%. The decrease is a result of the retirement of the outstanding indebtedness to Lehman Brothers Holdings Inc. and partially offset by earnings from operations. See Consolidated Statements of Cash Flows for more information.

Material Changes in Results of Operations

Three-month period ended September 30, 2001 compared to three-month period ended September 30, 2000

The significant changes in results of operations and net cash provided by operating activities for the three-month period ended September 30, 2001, compared to the same period in 2000 are discussed below.


                                                                                    Three Months Ended
                                                                                        September 30,
                                                                  -------------------------------------------------------
                                                                         2001                2000           % Change
                                                                  ---------------      ----------------   ---------------
Financial results: (000s, except per share amounts)
  Total net revenue                                              $    9,824           $   9,403               4.5 %
  Total operating expenses                                            8,196               8,499           (   3.6)
  Income before income taxes                                          1,628                 904              80.1
  Basic income per common share                                         .18                 .10              80.0
  Diluted income per common share                                       .11                 .06              83.3
  Net cash provided by operating activities                           2,056               2,583           (  20.4)
Operating data:

  Patient days - Sierra Tucson                                        6,193               5,826               6.3
  Average daily census - Sierra Tucson                                   67                  63               6.3
  Guest days - Miraval                                                8,958              10,133            ( 11.6)
  Room occupancy - Miraval                                               62%                 68%           (  8.8)


For the three-month period ended September 30, 2001, net income before income taxes increased $724,000 to $1.6 million or 80.1% when compared to third quarter of 2000. Net cash provided by operating activities decreased 20.4% resulting in net cash provided by operating activities of $2.1 million compared to the same period in 2000.

Total net revenue increased 4.5% to $9.8 million, an increase of $421,000 when compared to the same period in 2000. Results reflect a 12.9% revenue increase at Sierra Tucson and a 7.2% revenue decrease at Miraval, when compared to the corresponding quarter of 2000.

Salaries and related benefits decreased 1% as a percentage of revenue during the quarter. Salaries and related benefits increased $93,000 to $4.3 million, a 2.2% increase over the comparable period in 2000. The increase was primarily attributable to staffing changes in the patient care areas at Sierra Tucson.

General and administrative expense increased $155,000 to $3.4 million, an increase of 4.8% when compared to the same period in 2000. The increase was primarily related to cost of sales expenses and additional lease expense.

Interest expense decreased $328,000 to $12,000 or 96.5% when compared to second quarter 2000. The decrease was a result of the retirement of the outstanding indebtedness to Lehman Brothers Holdings Inc. in July 2001.

The Company recognized pre-tax income of $1.6 million for the three-month period ended September 30, 2001. A $38,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized. However, management will continue to evaluate the necessity of maintaining the valuation allowance in light of the Company's profitability results for 2000 and expectations for 2001 and 2002. The continuation of such positive trends in profitability could allow management to appropriately reduce the valuation allowance significantly and result in the recognition of deferred tax assets on the balance sheet.

Nine-month period ended September 30, 2001 compared to nine-month period ended September 30, 2000

The significant changes in results of operations and net cash provided by operating activities for the nine-month period ended September 30, 2001, compared to the same period in 2000 are discussed below.

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                 -----------------------------------------------
                                                                    2001             2000           % Change
                                                                 ----------       ----------      --------------
Financial results: (000's except per share amounts)
  Total net revenue                                               $ 32,742         $ 30,691            6.7 %
  Total operating expenses                                          26,438           24,941            6.0
  Income before income taxes                                         6,304            5,750            9.6
  Basic income per common share                                       0.72             0.65           10.8
  Diluted income per common share                                     0.43             0.41            4.9
  Net cash provided by operating activities                          5,924            8,576          (30.9)
Operating data:

  Patient days - Sierra Tucson                                      18,640           17,405            7.1
  Average daily census - Sierra Tucson                                  68               64            6.3
  Guest days - Miraval                                              27,549            29,427        (  6.4)
  Room occupancy - Miraval                                              63%              68%        (  7.4)

For the nine-month period ended September 30, 2001, net income before income taxes increased 9.6% to $6.3 million compared to $5.8 million for the same period of 2000. Net cash provided by operating activities decreased to $5.9 million compared to $8.6 million for the nine-month period of 2000. Cash flow was affected by the first quarter 2001 payment of a deposit of $1.6 million for preliminary settlement of the 1994 IRS Audit.

Total net revenue for the nine-month period ended September 30, 2001 increased $2.1 million or 6.7% to $32.7 million when compared to the same period of 2000. The increase is attributable to an 11.8% revenue increase at Sierra Tucson and a 1.2% revenue increase at Miraval.

Salaries and related benefits increased 1% as a percentage of revenue during the nine-month period. Salaries and related benefits increased $1.1 million to $13.2 million or 8.8% when compared to 2000. The increase is due primarily to staffing changes in the patient care areas at Sierra Tucson.

General and administrative expense decreased 0.7% as a percentage of revenue during the nine-month period ended September 30, 2001. General and administrative expense increased $436,000 or 4.5% to $10.1 million when compared to the same period of 2000. Included in corporate general and administrative expenses is $617,000 in costs associated with the proposed merger transaction. Additional merger-related expenses incurred following the Company's acceptance of the April 16, 2001 Agreement and Plan of Merger have been deferred.

Interest expense decreased $399,000 to $599,000 or 40% when compared to the previous year. The decrease resulted from retirement of the outstanding indebtedness to Lehman Brothers Holdings Inc. in July 2001.

The Company recognized pre-tax income of $6.3 million for the nine-month period ended September 30, 2001. A $126,000 provision for income taxes was recorded during this period due to the existence of Alternative Minimum Tax (AMT) requirements. A valuation allowance has been recorded to offset deferred tax assets which principally consist of net operating loss carryforwards. The Company intends to recognize the benefits of deferred tax assets as the net operating loss carryforwards are utilized. However, management will continue to evaluate the necessity of maintaining the valuation allowance in light of the Company's profitability results for 2000 and expectations for 2001 and 2002. The continuation of such positive trends in profitability could allow management to appropriately reduce the valuation allowance significantly and result in the recognition of deferred tax assets on the balance sheet.

Liquidity and Capital Resources

Net cash provided by the Treatment segment's operating activities is primarily affected by census levels and net revenue per patient day. This segment contributed positive cash flow to the Company's operations during the three and nine-month periods ended September 30, 2001. During the three-month period ended September 30, 2001, 46% of patient revenue was derived from retail payments and the remaining 54% from insurance, contracts and other third party payors. Based on current census levels and operating expenses, Sierra Tucson believes that it will generate adequate cash flows to sustain the Treatment segment's ongoing operational requirements and to fund anticipated capital projects. Effective May 1, 2001, Sierra Tucson instituted a rate increase in some of its treatment programs.

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

Results in the Health and Leisure segment are primarily affected by room occupancy and average daily rate in addition to expense management. During third quarter 2001, Miraval's room occupancy rate was approximately 62%, as compared to 68% for the same quarter last year. This segment also contributed positive cash flow to the Company's operations during the quarter. Based on third quarter occupancy and future bookings, management believes that Miraval has experienced, and may continue to experience, some negative impact from the general economic downturn and from the tragic events of September 11th.

For the three-month period ended September 30, 2001, the Company had capital expenditures of approximately $179. At September 30, 2001, the Company's cash and equivalents were $5.5 million. On July 2, 2001, the Company paid $12.4 million from its cash reserves to fully retire the outstanding indebtedness to Lehman Brothers Holdings Inc.

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

Based on third quarter occupancy and future bookings, management believes that Miraval has experienced, and may continue to experience, some negative impact from the general economic downturn and from the tragic events of September 11th. Therefore, Miraval has increased its regional marketing focus in an effort to attract travelers who live within closer proximity. In conjunction with the Convention and Visitors' Bureau, Miraval is participating in special regional radio promotions to entice travelers from neighboring states as well as those who spend the winter months in the Southwest. In addition, special Fall rates have been offered through travel agencies, through direct mail campaigns and on Miraval's web site.

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

Factors That May Affect Future Results

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements regarding plans and expectations for the future. Statements looking forward in time are included pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors that could cause actual results to differ materially from those described in the forward-looking statements include: the failure of the Company's stockholders to approve the merger, and other reasons that could cause the Merger Agreement (as defined below) to terminate in accordance with its terms (including Anam's (as defined below) inability to complete the financing for the merger); competition from other resort hotel/spas and/or behavioral health facilities; seasonality; a continuing economic downturn that could limit leisure activity spending; or ongoing effects from the events of September 11, 2001. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this report, please refer to the discussion of Factors That May Affect Future Results detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000, and the current reports on Form 8-K dated April 18, 2001 and June 22, 2001.

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

Miraval competes for national and international consumers' discretionary income typically expended upon luxury hotel and resort spas, holistic health and other related upscale vacation experiences. While management believes that Miraval occupies a unique market niche, it nevertheless competes with a broad spectrum of vacation alternatives. It has been categorized as a destination spa, creating competition with a relatively small number of well-known spas, however, it also competes in the resort/hotel spa industry. Some of Miraval's competitors may have greater name recognition as well as longer-standing relationships with travel agents and meeting planners. While the Company believes that there is strong consumer demand for Miraval's products and services, historical data does not exist in this unique market niche to be certain the demand will continue. The Company believes that Miraval has experienced some negative effects from the general economic downturn as well as from the tragic events of September 11, 2001.

The Company is committed to increased profitability, however, operating results could be adversely impacted if the business is unable to accurately anticipate customer demand, is unable to differentiate its products from those of its competitors, is unable to offer services expeditiously in response to customer demand, is negatively impacted by a continuing economic downturn that could limit leisure activity spending, experiences ongoing negative effects from the events of September 11, 2001, or is further impacted by managed care restrictions on payor reimbursement.

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

A preliminary proxy statement, as amended, and a related Schedule 13E-3, as amended, have been filed by the Company with the SEC in connection with a special meeting of the Company's stockholders to be held for the purpose of voting on the Merger, the Merger Agreement and the transactions contemplated thereby. Following the completion of the SEC's review of such documents, a definitive proxy statement will be mailed to each stockholder, together with notice of the special meeting. The Schedule 13E-3 was filed with the SEC because the Merger is subject to the "going private" rules and regulations of the SEC.

     On September 21, 2001, Anam informed the Special Committee that the events of September 11, 2001 in New York, Washington, D.C. and Pennsylvania, as well as their aftermath and foreseeable effects, constituted a force majeure pursuant to the Merger Agreement. Anam further informed the Special Committee that it was assessing the effect of the force majeure on Anam's obligations under the Merger Agreement and was evaluating its options. Anam reiterated its position with respect to force majeure to the Special Committee on October 1, 2001. On October 8, 2001, the Special Committee informed Anam that it is reviewing Anam's position that a force majeure has occurred under the Merger Agreement. Notwithstanding whether the events of September 11, 2001 constituted a force majeure, Anam and the Special Committee are separately continuing to evaluate whether the events of September 11, 2001, as well as their aftermath and foreseeable effects, had or will have a material and adverse effect on the financial condition, assets, results of operations and business of the Company and it subsidiaries taken as a whole within the meaning of the Merger Agreement. Anam has informed the Special Committee that it has not yet determined how to proceed in light of (i) the events of September 11, 2001, as well as their aftermath and foreseeable effects, and (ii) the effect thereof on the financial condition, assets, results of operations and business of the Company and its subsidiaries taken as a whole. If the events of September 11, 2001, as well as their aftermath and foreseeable effects, constituted a force majeure under the Merger Agreement and had or will have a material and adverse effect on the financial condition, assets, results of operations or business of the Company and its subsidiaries taken as a whole, Anam may have the right to terminate the Merger Agreement.

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

                                         NextHealth, Inc.
                                         --------------------------------------
                                         Registrant



DATE:   November 14, 2001                BY:  /s/ William T. O'Donnell, Jr.
                                            -----------------------------------
                                         WILLIAM T. O'DONNELL, JR.
                                         President and Chief Executive Officer



DATE:   November 14, 2001                BY:  /s/ Loree Thompson
                                         --------------------------------------
                                         LOREE THOMPSON
                                         Chief Financial Officer